Form 10QSB
period 2000-04-30
GOLDONLINE INTERNATIONAL INC
filed 2000-06-14
CIK 1106836

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                        For Quarter Ended:        APRIL 30, 2000

                        Commission File Number:          0-29671

                         GOLDONLINE INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                             13-3986493
  (State of Incorporation)                               (IRS Employer ID No)

                      111 RHODES STREET, CONROE, TX 77301
                    (Address of principal executive office)

                                  409-756-6888
                           (Issuer's telephone number)

                              BENTON VENTURES, INC.
                     (Former name of small business issuer)

                 7633 E 63RD PLACE, SUITE 220, TULSA, OK 74133
                   (Former address of small business issuer)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes      No   X .
                                                               ----    ----

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of April 30, 2000 was 89,984,408.

Transitional Small Business Disclosure Format (Check one): Yes      No   X .
                                                               ----    ----

GOLDONLINE INTERNATIONAL, INC. AND SUBSIDIARIES



                                      INDEX

                                                                                                   Page
                                                                                                    No.
Part I.             Financial Information

       Item 1.      Condensed Consolidated Balance Sheets -                                         3
                    April 30, 2000 and July 31, 1999

                    Condensed Consolidated Statements of Operations -                               4
                    Three and Nine Months Ended April 30, 2000 and 1999

                    Condensed Consolidated Statement of Stockholders' Equity -                      5
                    Nine Months Ended April 30, 2000

                    Condensed Consolidated Statements of Cash Flows -                              6-7
                    Three and Nine Months Ended April 30, 2000 and 1999

                    Notes to Condensed Consolidated Financial Statements -                         8-11
                    Nine Months Ended April 30, 2000 and 1999

        Item 2.     Managements Discussion and Analysis of Financial Condition                    12-13
                    and Results of Operations

Part II.            Other Information                                                              14

GOLDONLINE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         APRIL 30,     JULY 31,
                                                                                           2000         1999
                                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                             $   470,012    $  34,426
 Trade accounts receivable                                                                 101,958       30,999
 Inventory                                                                                 611,890      413,208
 Prepaid expenses and other assets                                                             500          500
 Deferred income taxes                                                                           -       31,648
                                                                                      -------------  -----------
                                                                                         1,184,360      510,781
Property and equipment, net                                                                168,340      154,597
Goodwill, net of amortization of $6,116 and $1,112, respectively                            94,004       99,008
Deferred income taxes                                                                       39,000            -
Other assets                                                                                 6,141        6,141
                                                                                      -------------  -----------
                                                                                       $ 1,491,845    $ 770,527
                                                                                      =============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current installments of long-term debt and notes payable                                  221,794      202,146
 Accounts payable                                                                          129,014       86,901
 Bank overdraft                                                                                  -       52,555
 Accrued expenses                                                                           13,859       10,568
 Income taxes payable                                                                            -        5,384
 Due to shareholder                                                                          4,647        8,012
                                                                                      -------------  -----------
                                                                                           369,314      365,566
Deferred income taxes                                                                       10,004       10,004
Long-term debt less current installments                                                    63,816       76,674

Stockholders' equity
 Common stock, $.0001 par value, 200,000,000 shares authorized,                              8,998        8,700
 89,984,408 and 86,996,408 shares issued and outstanding at April 30, 2000 and
 July 31, 1999, respectively
 Additional paid-in capital                                                              1,076,947      217,420
 Retained earnings (deficit)                                                               (37,234)      92,163
                                                                                      -------------  -----------
                                                                                         1,048,711      318,283
                                                                                      -------------  -----------
                                                                                       $ 1,491,845    $ 770,527
                                                                                      =============  ===========

See accompanying notes to consolidated financial statements.

GOLDONLINE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED APRIL 30, 2000 AND 1999
(UNAUDITED)


                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   APRIL 30,                             APRIL 30,
                                                           2000               1999               2000               1999
Sales and revenues                                     $   332,844        $   334,902        $ 1,243,805        $ 1,193,073
Cost of sales                                              201,472            181,836            755,842            641,802
                                                       ------------       ------------       ------------       ------------
  Gross profit                                             131,372            153,066            487,963            551,271
Selling, general and administrative expense                227,446            184,740            608,914            525,581
                                                       ------------       ------------       ------------       ------------
  Loss from operations                                     (96,074)           (31,674)          (120,951)            25,690

Other income (expense):
 Interest expense                                           (8,106)            (4,216)           (19,860)           (13,654)
 Interest and other income                                   4,062                 20              4,062                163
                                                       ------------       ------------       ------------       ------------
                                                            (4,044)            (4,196)           (15,798)           (13,491)
                                                       ------------       ------------       ------------       ------------
Net earnings (loss) before income taxes                   (100,118)           (35,870)          (136,749)            12,199
Income tax expense (benefit)                                 5,103            (13,699)            (7,352)             2,644
                                                       ------------       ------------       ------------       ------------
Net earnings (loss)                                    $  (105,221)       $   (22,171)       $  (129,397)       $     9,555
                                                       ============       ============       ============       ============

Net earnings (loss) per share                          $    (0.001)       $    (0.000)       $    (0.001)       $     0.000
                                                       ============       ============       ============       ============

Weighted average shares outstanding, in millions              88.5               75.0               87.6               75.0
                                                       ============       ============       ============       ============

See accompanying notes to consolidated financial statements.

GOLDONLINE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED APRIL 30, 2000
(UNAUDITED)

                                                  COMMON STOCK                  PAID-IN            RETAINED
                                            SHARES          PAR VALUE           CAPITAL            EARNINGS            TOTAL
                                            ------          ---------           -------            --------            -----
BALANCE, August 1, 1999                  86,996,408        $     8,700        $   217,420        $    92,163        $   318,283
Exercise of common stock options             50,000                  5              1,695                                 1,700
   for cash
Exercise of common stock options             58,000                  5             18,120                                18,125
  for services rendered
Sale of common stock for cash                80,000                  8             39,992                                40,000
Exercise of common stock warrants         1,600,000                160            799,840                               800,000
Benton Ventures, Inc. merger              1,200,000                120               (120)                                    -
Net earnings (loss)                                                                                 (129,397)          (129,397)
                                         ---------------------------------------------------------------------------------------
BALANCE, April 30, 2000                  89,984,408        $     8,998        $ 1,076,947        $   (37,234)       $ 1,048,711
                                         =======================================================================================

See accompanying notes to consolidated financial statements.

GOLDONLINE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED APRIL 30, 2000 AND 1999
(UNAUDITED)

                                                                                             2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                                       $(129,397)           9,555
Adjustments to reconcile net earnings to net cash provided by operating activities:
 Depreciation and amortization                                                               34,351           26,671
 Deferred income taxes                                                                       (7,352)             -
 Common stock issued for services                                                            18,125              -
 Provision for bad debts                                                                     24,413              -
 Changes in assets and liabilities:
  Accounts receivable                                                                       (95,371)          (4,422)
  Inventory                                                                                (198,682)         (21,885)
  Other assets                                                                                    -           (3,576)
  Accounts payable and accrued expenses                                                      40,022            3,807
  Bank overdraft                                                                            (52,556)          30,746
                                                                                          ---------        ---------
Net cash provided by operating activities                                                  (366,447)          40,896
                                                                                          ---------        ---------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
 Capital expenditures                                                                       (23,628)         (11,519)
                                                                                          ---------        ---------
Net cash provided by investing activities                                                   (23,628)         (11,519)
                                                                                          ---------        ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
 Proceeds from sales of common stock                                                        841,700              -
 Loan proceeds                                                                               50,000           21,000
 Repayment of notes payable and long-term debt                                              (62,674)         (45,326)
 Increase (decrease) in amount due stockholder                                               (3,365)             -
                                                                                          ---------        ---------
Net cash provided by financing activities                                                   825,661          (24,326)
                                                                                          ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   435,586            5,051
CASH AND CASH EQUIVALENTS, beginning of period                                               34,426            1,668
                                                                                          ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                                                  $ 470,012        $   6,719
                                                                                          =========        =========

See accompanying notes to consolidated financial statements.

                                                                       Continued

GOLDONLINE INTERNATIONAL, INC. AND SUBSIDIARIES

NINE MONTHS ENDED APRIL 30, 2000 AND 1999
(UNAUDITED)
(CONTINUED)

                                                                                                     2000            1999
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                                                      $ 19,860        $ 13,654
                                                                                                   =========       ========

Income taxes paid                                                                                  $  5,384        $  2,740
                                                                                                   =========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Acquisition of transportation equipment for long-term debt                                         $ 19,462        $ 42,145




See accompanying notes to consolidated financial statements.

GOLDONLINE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED APRIL 30, 2000 AND 1999

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of Goldonline International, Inc. (formerly Transun International Airways, Inc.) ("GDOL") and its wholly owned subsidiaries Con-Tex Silver Imports, Inc. ("Con-Tex") and Gold Online.com, Inc. ("GO.com") (collectively referred to as the "Company"). All material intercompany accounts and transactions have been eliminated.

       (b)    ORGANIZATION

              GDOL was incorporated May 22, 1996 in Delaware and until June 1999 was a development stage company with plans to establish itself as an air transport company providing non-scheduled air service (charter flights) for tour operators, charter brokers, cruise line casinos, theme parks and theme attractions.

              Con-Tex was incorporated September 12, 1994 in Texas. GO.com was incorporated on February 3, 1999 in Delaware.

              On June 10, 1999, GDOL acquired all of the issued and outstanding common stock of Con-Tex and GO.com. For accounting purposes, the acquisitions have been treated as the acquisition of Con-Tex and GO.com by GDOL with Con-Tex as the acquiror (reverse acquisition). The historical financial statements prior to June 10, 1999 are those of Con-Tex.

       (c)    NATURE OF BUSINESS

              GDOL is now a holding company principally engaged in acquiring and developing businesses. Con-Tex is a company involved in both the wholesale and retail jewelry business. GO.com is establishing an Internet jewelry business, and commencing in the late fall of 1999, the Company began selling through e-commerce sites, located at http://www.GoldOnline.com and http://yahoo.com/goldonline on Yahoo! and offers a wide selection of discounted gold and silver jewelry as well as diamonds and watches.

       (d)    GENERAL

              The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the period ended July 31, 1999, which is included in the Company's Form 8-K dated April 26, 2000 and filed April 28, 2000. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

2.     MERGER

       On April 20, 2000, pursuant to an agreement and plan of reorganization dated April 11, 2000, GDOL acquired 100% of the issued and outstanding common stock of Benton Ventures, Inc. ("Benton or Registrant"), a Delaware corporation, in exchange for 1,2000,000 newly issued common shares of GDOL. On April 25, 2000, the Board of Directors of GDOL elected to merge Benton, Registrant, into GDOL pursuant to Section 253 of Delaware's General Corporate Laws. As a result of the merger, GDOL will be the surviving company.

3.     RELATED PARTY TRANSACTIONS

       Con-Tex leases its corporate headquarters from the principal shareholder of the Company at the rate of $2,200 per month. This amounted to $19,800 during each of the nine months periods ended April 30, 2000 and 1999.

       The Company had received loans from its principal shareholder. The balance owed was $4,647 at April 30, 2000 and $8,012 at July 31, 1999.


4.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following at April 30, 2000 and July 31, 1999:

                                                            APRIL 30,                JULY 31,
                                                              2000                     1999
            Equipment and store furnishings                  $  55,725               $  46,322
            Transportation equipment                           156,125                 133,663
            Web site                                            37,225                  26,000
            Leasehold improvements                               1,035                   1,035
                                                             ---------               ---------
                                                               250,110                 207,020
            Less accumulated depreciation                      (81,770)                (52,423)
                                                             ---------               ---------
                                                             $ 168,340               $ 154,597
                                                             =========               =========

5.     LONG-TERM DEBT AND NOTES PAYABLE

       Long-term debt and notes payable at April 30, 2000 consist of the following:

              Note payable to bank with interest at 10% payable on                   $136,400
              demand or July 1, 2000 if no demand is made; accrued interest payable monthly; collateralized by all assets of Con-Tex and guaranteed by the principal shareholder of the Company

              Note payable to the brother of the principal shareholder of the
              Company due on July 23, 2000 with interest at 8%, unsecured, convertible into common stock of the Company at $.01 per share
                                                                                       50,000

              Notes payable to companies in monthly installments aggregating
              $2,534, including interest at 9.8% to 11.6% ; collateralized by
              transportation equipment                                                 99,210
                                                                                     --------
                                                                                      285,610

              Current installments of long-term debt and notes payable                221,794
                                                                                     --------

              Long-term debt less current installments                               $ 63,816
                                                                                     ========

6.     INCOME TAXES

       Federal income tax expense (benefit) for the nine months ended April 30, 2000 and 1999 consists of:

                                                                            2000             1999
                        Federal income taxes                             $                  $ 2,644
                        Deferred income tax benefit                        (7,352)                -
                                                                           -------           ------
                                                                         $ (7,352)          $ 2,644
                                                                           =======           ======

       For the nine months ended April 30, 2000 and 1999, actual income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows:

                                                                            2000              1999
                        "Normally expected" income tax expense          $ (46,495)           $ 4,148
                        Change in valuation allowance                      39,143                  -
                        Other                                                   -             (1,504)
                                                                         ---------            ------
                                                                        $  (7,352)           $ 2,644
                                                                         =========            ======

       The deferred income tax assets and liabilities at April 30, 2000 are comprised of the following:

                                                                            CURRENT              NONCURRENT
            Net operating loss carryforwards                              $  78,143                      -
            Less valuation allowance                                        (39,143)                     -
                                                                            -------                 -------

            Deferred income tax asset                                        39,000                       -
            Deferred income tax liability - asset basis                           -                 (10,004)
                                                                            -------                 -------

                  Net deferred income tax assets (liabilities)            $  39,000                ($10,004)
                                                                          =========                ========


7.     CAPITAL STOCK

       The Company sold 200,000 units (The "Units") at $1.00 per Unit. Each Unit consisted of 4 shares of common stock, par value $.001, and 1 warrant. Each warrant entitled the holder to purchase eight shares of the common stock of the Company at a purchase price of $.50 per share.

       Under the terms of the initial offering, the warrants were scheduled to expire on September 30, 1999. The exercise period for the warrants was extended until February 29, 2000.

       At April 30, 2000, warrants for the purchase of 1,600,000 shares of the Company's common stock at $.50 per share had been issued and all had been exercised.

       On September 1,1999, the Company established a stock option plan, which reserved 10,000,000 shares of the Company's common stock for issue to certain employees, directors and consultants. The Plan provides that options may be granted for no less than fair market value at the date of the option grant. As of April 30, 2000, options to acquire 108,000 shares had been granted and exercised at prices which ranged from $.034 per share to $.3125 per share and averaged $.184 per share.

8.     SUBSEQUENT EVENTS

       On May 8, 2000, the Company received $5,937,500 in net proceeds from the sale of 5,000,000 shares of its restricted common stock. In addition, the purchaser of the common stock received stock purchase warrants which entitle them to acquire up to 1,000,000 shares of the Company's common stock at a price of $3.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of
       Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates, trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and
       5. Success of marketing, advertising and promotional campaigns.

       The Company has historically sold jewelry, principally silver, in its own retail outlets and wholesale to other jewelry stores. Commencing in the late fall of 1999, the Company began selling through e-commerce sites, located at http://www.GoldOnline.com and http://yahoo.com/goldonline on Yahoo! and offers a wide selection of discounted gold and silver jewelry as well as diamonds and watches.

A.     LIQUIDITY AND CAPITAL RESOURCES

       The Company increased working capital from $145,215 at July 31, 1999 to $815,046 at April 30, 2000. The increase of $669,831 includes an increase of cash in the amount of $435,586, an increase of inventory in the amount of $198,682 and a net increase in other items in the amount of $35,563. The principal source of the working capital was net proceeds from the sale of common stock in the amount of $841,700.

       On May 8,2000, the Company received $5,937,500 in net proceeds from the sale of 5,000,000 shares of its restricted common stock. In addition, the purchaser of the common stock received stock purchase warrants which entitle them to acquire up to 1,000,000 shares of the Company's common stock at a price of $3.00 per share.

B.     RESULTS OF OPERATIONS

       SALES AND COST OF SALES - During the nine months ended April 30, 2000 sales increased $50,732 (4%) from $1,193,073 to $1,243,805 from the same year earlier period. During the three months ended April 30, 2000 sales remained flat as compared to the same year earlier period. Gross profit margins were 46% during both periods ended April 30, 1999 and 39% during both periods ended April 30, 2000. The primary reason for the decline in gross profit is due to closing one retail outlet during the fall of 1999, which resulted in a decline in higher gross margin retail sales. In addition, the Company began expanding its inventory through assembly of jewelry for resale, which increased cost of sales.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - During the nine months ended April 30, 2000, selling, general and administrative expense increased $83,333 (16%) from the same year earlier period. During the three months ended April 30, 2000, selling, general and administrative expense increased $19,636 (11%) from the same year earlier period. The 16% increase during the nine months ended April 30,2000 consists of 5% relating to the additional costs associated with being a public company, 5% relates to costs associated with the start-up of the internet sales and 6% relates to costs associated with expansion of the wholesale sales and distribution operations.

       INTEREST EXPENSE - Interest expense increased 45% and 92% during the nine and three-month periods ended April 30, 2000, respectively, as compared to the same year earlier periods. The increase is attributed to the higher equipment debt level during the current period.

       INTEREST AND OTHER INCOME - Interest and other income of the Company increased during the nine and three-month periods ended April 30, 2000 from the same year earlier periods to $4,062 from $163 and to $4,062 from $20, respectively. The increase is attributed to the higher cash balances during the quarter ended April 30, 2000, which were due to the sale of common stock through exercise of stock options and warrants.

       INCOME TAXES - The Company recorded a valuation allowance in the amount of $39,143 during the nine month period ended April 30, 2000, which reduced the expected income tax benefit of $46,495 to a benefit of $7,352. The Company's policy is to establish a valuation allowance to reduce the amount of tax benefit currently recognized from net operating losses when there exists some uncertainty about realization of the tax benefit.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits - Not applicable

     (b)    Reports on Form 8-K -

            (1) Form 8-K dated April 20, 2000 which reported the acquisition of Benton Ventures, Inc. ("Registrant") by GDOL and included the stock purchase agreement. No financial statements were included.

            (2) Form 8-K dated April 26, 2000 which reported the merger of Benton Ventures, Inc. ("Registrant") into GDOL with GDOL being the surviving company. The report included: audited financial statements of GDOL at July 31, 1999 and for the period then ended; unaudited financial statement of GDOL at January 31, 2000 and 1999 and for the six months then ended; and pro forma financial statements giving effect to the merger.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GOLDONLINE INTERNATIONAL, INC.



Date:       June 13, 2000            By:   /s/ James G. Gordon
                                           -------------------------------
                                           James G. Gordon, President and
                                           Principal Accounting Officer