Form 10KSB
period 2000-07-31
GOLDONLINE INTERNATIONAL INC
filed 2000-11-08
CIK 1106836

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JULY 31, 2000

                         Commission file number 0-29671

                         GOLDONLINE INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

               DELAWARE                                13-3986493
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                         111 RHODES, CONROE, TEXAS 77301
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (409) 756-6888

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.0001 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No .

Check if delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $1,634,962.

As of September 30, 2000, the registrant had outstanding 94,984,408 shares of its Common Stock, par value $.0001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on September 30, 2000, was approximately $19,569,000 based on its closing price on the OTC: Bulletin Board on that date. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]; No [ X ].

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

On April 20, 2000, pursuant to an agreement and plan of reorganization dated April 11, 2000, Goldonline International, Inc. ("GDOL" or the "Company") acquired 100% of the issued and outstanding common stock of Benton Ventures, Inc. ("Benton"), a Delaware corporation, in exchange for 1,200,000 newly issued common shares of GDOL. On April 25, 2000, the Board of Directors of GDOL elected to merge Benton into GDOL pursuant to Section 253 of Delaware's General Corporate Laws. As a result of the merger, GDOL will be the surviving company and assumes the reporting responsibilities under successor issuer status as more fully detailed in Section 12(g)(3) of The Securities Exchange Act of 1934.

GDOL, formerly Transun International Airways, Inc., was incorporated May 22, 1996 in Delaware and until June 1999 was a development stage company with plans to establish itself as an air transport company providing non-scheduled air service (charter flights) for tour operators, charter brokers, cruise line casinos, theme parks and theme attractions.

On June 10, 1999, GDOL acquired all of the issued and outstanding common stock of Con-Tex Silver Imports, Inc. ("Silver"), incorporated September 12, 1994 in Texas and Gold Online.com, Inc. ("Go.com"), incorporated February 3, 1999 in Delaware. For accounting purposes, the acquisitions have been treated as the acquisition of Silver and Go.com by GDOL with Silver as the acquirer (reverse acquisition). The historical financial statements prior to June 10, 1999 are those of Silver.

          ACQUISITION OF HMS JEWELRY CO., LTD AND HMS OPERATING COMPANY

On October 26, 2000, the Company completed the acquisition of the business and assets of HMS Jewelry Co., Ltd., a Texas limited partnership, and HMS Operating Company, a Texas corporation, (collectively "HMS") for $7 million, $4.5 million in cash and $2.5 million in convertible secured promissory notes. The notes bear interest at eight percent (8%) per annum and require monthly payment of interest. The notes are convertible into the Company's common stock at $1.25 per share, as adjusted for any stock splits or combinations. One note in the amount of $1.25 million is due October 15, 2001, and the other note in the amount of $1.25 million is due October 15, 2002.

HMS is a wholesale jewelry distributor with headquarters in Dallas, Texas. HMS primarily sells gold products to a network of over 30,000 retail jewelers, through a catalog and telephone ordering system. For the year ended July 31, 2000, unaudited pro forma combined sales would have been $16,200,000, net earnings would have been $492,000 and net earnings per share would have been $0.006.

Prior to closing the HMS transaction, the Company sold 1.1 million shares of its common stock for net proceeds of $1,567,500 and utilized these funds plus existing cash reserves to make the initial cash payment.

BUSINESS OF ISSUER

GDOL is now a holding company principally engaged in acquiring and developing jewelry related businesses. Silver is involved in both the wholesale and retail jewelry business, principally silver, with retail locations in the Houston area. The wholesale operation of Silver consists of both sales directly from its headquarters in Conroe, Texas and from jewelry shows at locations throughout the south central United States. Go.com is establishing an Internet jewelry business and commencing in the late fall of 1999; Go.com began selling through e-commerce sites, located at http://www.GoldOnline.com and http://yahoo.com/goldonline on Yahoo! and offers a wide selection of discounted gold and silver jewelry as well as diamonds and watches.

Silver and Go.com offer a variety of luxury and premium products, including gold and silver jewelry, neckchains, bracelets, fancy necklaces, earrings, diamond jewelry, pre-owned high-end watches and mass-market watches. The Company currently carries over 10,000 styles of jewelry, which may be purchased through its e-commerce site. The Company's online store is designed to provide consumers with a convenient and enjoyable shopping experience in an Internet-based retail environment through easy-to-navigate Web pages. Customers have the convenience and flexibility of shopping 24 hours a day, seven days a week, from any location with Internet access.

The Company's current product offerings are well suited for online commerce, having high average selling prices and relatively low average distribution and shipping costs. The Company generally utilizes the services of United Parcel Service for shipping its products.

                                   COMPETITION

All direct marketing and retail businesses are highly competitive. With the Internet, the Company competes for consumer expenditures with all other forms of retail businesses, including department, discount, warehouse and specialty stores, mail order, catalog and television home shopping companies as well as other direct sellers and infomercials. The Internet home shopping industry is highly competitive. The Company believes that the Internet shopping industry is still very attractive to consumers, manufacturers and retailers. The industry offers consumers convenience, entertainment and the opportunity to test market new products, create brand awareness and access additional channels. The Company is at a competitive disadvantage in attracting viewers due to the fact that the Company's Internet site is limited to its future advertising budget. The Company expects increasing competition for viewers from major Internet providers and retailers that may seek to enter Internet shopping. The Company believes that the number of new entrants into the Internet shopping industry will also continue to increase. The Company believes it is positioned to compete; however, no assurance can be given that the Company will be able to acquire consistent advertising at prices favorable to the Company. The Company's competitors are larger and more diversified than the Company, have greater financial, marketing, merchandising and distribution resources; therefore, the Company cannot predict the degree of success, if any, with which it will meet competition in the future.

                              TECHNOLOGICAL CHANGE

The Internet is characterized by technological change. The Company's success with Go.com will depend, in part, on its ability to enhance its existing services, develop new services that address the needs of its prospective customers and respond to technological advances and practices on a timely basis. The development of a Web entails significant technical, financial and business risks. There can be no assurance that the Company will successfully implement new technologies or adapt its Web site and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

                    SOURCE AND AVAILABILITY OF RAW MATERIALS

The Company acquires its inventory from a large number of sources, the loss of any one of which would not have a material impact on the operations of the Company.

                                 MAJOR CUSTOMERS

The Company has a large number of wholesale customers, with jewelry stores located primarily in the south central United States. Retail sales and Internet sales also serve a large number of customers. The loss of any individual wholesale or retail customer would not have a material impact on the operations of the Company.

                                    EMPLOYEES

At July 31, 2000, the Company had 27 employees, 5 of whom are part-time.



ITEM 2. DESCRIPTION OF PROPERTY

At July 31, 2000, the Company maintained its corporate headquarters and its wholesale jewelry inventory and operations at 111 Rhodes, Conroe, Texas 77301. The office and warehouse is 7,500 square feet and is leased from the President and principal owner of the Company for $2,200 per month. At July 31, 2000, the Company also operated two retail jewelry stores in the Conroe area with aggregate monthly rent of approximately $7,000 and one wholesale outlet in Dallas with monthly rent of approximately $2,000.

ITEM 3. LEGAL PROCEEDINGS

None.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

GDOL has been a non-reporting publicly traded company with certain of its securities exempt from registration under the Securities Act of 1933 pursuant to Rule 504 of Regulation D and Rule 701 of the General Rules and Regulations of the Securities and Exchange Commission. GDOL's common stock is traded on the OTC Bulletin Board operated by Nasdaq under the symbol GDOL. GDOL has not filed a registration statement with the Securities and Exchange Commission and has not been a reporting company under the Securities Exchange Act of 1934 prior to April 3, 2000. The Nasdaq Stock Market has implemented a change in its rules requiring all companies trading securities on the OTC Bulletin Board to become reporting companies under the Securities Exchange Act of 1934.

The Company was required to become a reporting company by the close of business on April 3, 2000, or no longer be listed on the OTC Bulletin Board. GDOL has effected the merger with Benton and has become a successor issuer thereto in order to comply with the reporting company requirements implemented by the Nasdaq Stock Market.

The following chart shows the quarterly high and low bid prices for the Company's Common Stock since June 1999, when it first began trading, as reported on the OTC:Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.


                                        Opening            High             Low             Closing
                                          Bid               Bid              Bid              Bid
Quarter ended July 31, 1999                  --            $ .75            $ .25            $ .50
Quarter ended October 31, 1999            $ .50            $1.13            $ .28            $ .63
Quarter ended January 31, 2000            $ .63            $1.50            $ .56            $1.00
Quarter ended April 30, 2000              $1.00            $2.72            $ .81            $2.50
Quarter ended July 31, 2000               $2.50            $3.25            $1.63            $1.88

HOLDERS

As of July 31, 2000, there were approximately 198 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.


DIVIDENDS

The Company has not previously paid cash dividends on its common stock, and intends to utilize current resources to expand; thus, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates, trends in disposable income; 2.Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns.

The operations of the Company consist of the retail and wholesale sales of Silver and the Internet sales of Go.com. Silver has been in operation since 1994. Go.com's initial Internet sales operations commenced during the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company increased its working capital to $6,657,979 from $145,215. The working capital increase of $6,512,764 consists primarily of increases in cash in the amount of $5,934,775 and inventory of $512,130. The Company raised $6,779,205 in cash during the year from the exercise of options and warrants and from the sale of common stock, the principal source of the working capital increase.

On October 23, 2000, the Company completed the acquisition of the business and assets of HMS Jewelry Co., Ltd., a Texas limited partnership, and HMS Operating Company, a Texas corporation, (collectively "HMS") for $7 million, $4.5 million in cash and $2.5 million in convertible secured promissory notes. The notes bear interest at eight percent (8%) per annum and require monthly payment of interest. The notes are convertible into the Company's common stock at $1.25 per share, as adjusted for any stock splits or combinations. One note in the amount of $1.25 million is due October 15, 2001 and the other note in the amount of $1.25 million is due October 15, 2002.

HMS is a wholesale jewelry distributor with headquarters in Dallas, Texas. HMS primarily sells gold products to a network of over 30,000 retail jewelers, through a catalog and telephone ordering system. For the year ended July 31, 2000, unaudited pro forma combined sales would have been $16,200,000, net earnings would have been $492,000 and net earnings per share would have been $0.006.

Prior to closing the HMS transaction, the Company sold 1.1 million shares of its common stock for net proceeds of $1,567,500 and utilized these funds plus existing cash reserves to make the initial cash payment.


SALES AND COST OF SALES

Sales increased $125,934 (8%) to $1,634,962 during the year ended July 31, 2000 from the year ended March 31, 1999 amount of $1,509,028. Sales during the year ended July 31, 2000 included 32.5% retail sales, 60.4% wholesale sales and 7.1% Internet sales. Sales during the year ended March 31, 2000 consisted of 32.8% retail sales and 67.2% wholesale sales.

Cost of sales amounted to $1,023,215 during the year ended July 31, 2000 as compared to $814,835 during the year ended March 31, 1999, an increase of $208.380 (26%). During the year ended July 31, 2000, material costs amounted to $798,258 or 78% of total cost of sales and labor costs amounted to $174,219 or 17% of total cost of sales. During the year ended March 31, 1999, material costs amounted to $769,244 or 94% of total cost of sales. The increased costs during the year ended July 31, 2000 are primarily a result of the addition of a new product line, beaded necklaces, bracelets and earrings, during the year, which requires labor to assemble.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses amounted to $883,613 during the year ended July 31, 2000 as compared to $659,063 during the year ended March 31, 1999, an increase of $224,550 (34%). The increase consists of $72,454 (including $6,672 in amortization expense) in costs associated with being a public company, principally professional services, $34,170 (including $3,129 in depreciation expense) of costs associated with the initial start-up of Internet sales and $117,926 in costs associated with Silver's operations. Silver's major cost increases include bad debt expense of $41,038, depreciation expense of $14,853, show expense of $34,672 and salary expense of $15,268.

The Company is currently implementing a new inventory and sales tracking system which is expected to provide a substantially improved method of monitoring inventory levels and sales trends. The implementation process has contributed to the increased selling, general and administrative costs.


OTHER INCOME AND EXPENSE

During the year ended July 31, 2000, the Company earned $61,268 in interest income from cash investments, principally from the cash it received during May 2000 from the sale of 5,000,000 shares of its common stock.

Interest expense was $30,515 during the year ended July 31, 2000 as compared to $17,542 during the year ended March 31, 1999. The increase is due to the higher average level of notes payable and long-term debt during the year ended July 31, 2000.


INCOME TAXES

Income tax benefit amounted to $26,456 during the year ended July 31, 2000 as compared to $68 during the year ended March 31, 1999. The income tax benefit during the year ended July 31, 2000 would have been $80,456, due primarily to the net operating loss for the period; however, the Company elected to establish a valuation allowance of $54,000 and reduced the deferred tax asset and income tax benefit by this amount.


ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements of Goldonline International, Inc. and Subsidiaries, together with the report thereon of Stephen P. Higgins, C.P.A. dated September 20, 2000 for the year ended July 31, 2000, the four months ended July 31, 1999 and the year ended March 31, 1999 is set forth on pages F-1 through F-14 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The following table sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees, together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

                                     POSITION OR OFFICE         DATE FIRST
NAME                       AGE       WITH THE COMPANY           ELECTED/
                                                                APPOINTED
James G. Gordon            33        President, Director        1999
Dr. Terry Washburn         47        Director                   2000

James G. Gordon is the President and a Director of GDOL since 1999. Prior to starting the Company, Mr. Gordon was founder and President of Con-Tex Silver Imports, Inc., a wholesale and retail jewelry operation from 1994 to the present. Mr. Gordon received a Bachelor of Science Degree from the University of Arkansas in 1990 and has been involved in the jewelry wholesale business since 1990. Mr. Gordon has also been a Certified Gemologist since 1990.

Dr. Terry Washburn became a Director during the current year and is the President of Eurovest, Inc., ("Eurovest") a private venture capital firm. Eurovest specializes in private placement of capital as well as providing consulting services in strategic planning, business development and organizational management. As the President of Eurovest, he is responsible for screening and analyzing prospective investment candidates for final recommendations to investors and/or Boards of Directors. Dr. Washburn served eight years as a Board member of a private pension fund during which he served on the investment advisory subcommittee that successfully directed the firm's asset base, that reached 3 billion dollars. Dr. Washburn earned a Bachelor of Business Administration from the University of Oklahoma, a Master of Divinity from the Southwestern Baptist Theological Seminary in Ft. Worth, Texas and a Doctor of Ministry from the Fuller Theological Seminary in Pasadena, California. He has extensive background in accounting, marketing, strategic planning and leadership development.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

During the fiscal year ended July 31, 2000, Mr. Gordon and International Internet, Inc. failed to file Form 3 when they became subject to the filing requirement on April 25, 2000. Mr. Gordon and International Internet, Inc. have filed Form 5 to report all necessary transactions and activity.


ITEM 10. EXECUTIVE COMPENSATION

The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the fiscal year ended July 31, 2000 and the two months ended July 31, 1999. The Company has no long-term compensation plans.

NAME AND            FISCAL                                  OTHER            ALL
PRINCIPAL            YEAR                                   ANNUAL          OTHER
POSITION             ENDED      SALARY      BONUS        COMPENSATION   COMPENSATION
James G. Gordon    07/31/00     $72,000       -                -              -
(CEO)              07/31/99     $12,000       -                -              -

The Company makes available certain non-monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses. The value of such benefits did not exceed, in the case of any named individual, 10% of the cash compensation of the individual.

On September 1, 1999, the Company established a stock option plan, which reserved 10,000,000 shares of the Company's common stock for issue to certain employees, directors and consultants. The Plan provides that options may by granted for no less than fair market value at the date of the option grant. During the year ended July 31, 2000, options to acquire 108,000 common shares were granted and exercised.

The chief executive officer did not receive an option during the year ended July 31, 2000 and does not have any options outstanding at July 31, 2000.

The directors did not receive any additonal compensation for their service as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates all persons who, as of September 30, 2000, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. As of September 30, 2000, there were 94,984,408 shares of the Company's common stock outstanding.


TITLE           NAME AND ADDRESS                   AMOUNT AND NATURE
OF                OF BENEFICIAL                      OF BENEFICIAL               % OF
CLASS                 OWNER                              OWNER                   CLASS

Common        James G. Gordon                         67,500,000                 71.06%
              President, Director
              111 Rhodes
              Conroe, TX  77301

Common        International Internet, Inc.            10,200,000                 10.74%
              6413 Congress Ave, Ste 240
              Boca Raton, FL 33487

Common        Dr. Terry Washburn                              --                    -- %
              1701 West N.W. Highway
              Grapevine, TX  76051

Common        All directors and executive             67,500,000                 71.06%
              officers as a group (two persons)


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases, on a month-to-month basis, its corporate headquarters and its wholesale jewelry operations location from the President and chief executive officer of the Company for a monthly rental of $2,200 ($26,400 for the fiscal year ended July 31, 2000).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS - See Exhibit Index at Page 13

      (B) REPORTS ON FORM 8-K - the Company filed one report on Form 8-K during the fourth quarter. The report dated April 26, 2000 announced the merger of the Company with Benton Ventures, Inc. and the assumption, by the Company, of the Security and Exchange Commission reporting obligations of Benton Ventures, Inc.

            Financial statements included:

            a) Audited financial statements of GDOL and subsidiaries as of July 31, 1999 and March 31, 1999 and 1998 and for the periods then ended;

            b) Unaudited financial statements of GDOL and subsidiaries as of January 31, 2000 and 1999 and for the three and six months then ended;

            c) Pro forma statements - Balance Sheet as of January 31, 2000 and Statements of Operations for the six months ended January 31, 2000, the four months ended July 31, 1999 and the year ended March 31, 1999.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GOLDONLINE INTERNATIONAL, INC.



Date:  November 8, 2000              By:  /s/ James G. Gordon
                                          ------------------------------
                                          James G. Gordon
                                          President and Principal
                                          Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  November 8, 2000              By:  /s/ James G. Gordon
                                          ------------------------------
                                          James G. Gordon
                                          Director

Date:  November 8, 2000              By:  /s/ Dr. Terry Washburn
                                          ------------------------------
                                          Dr. Terry Washburn
                                          Director

OBTAINED FROM GOLDONLINE INTERNATIONAL, INC. (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE.

          (The foregoing is not applicable to the original(s) hereof.)

                                  EXHIBIT INDEX


Securities and
Exchange
Commission                                                                           Page
Exhibit No.     Type of Exhibit                                                     Number
2               Plan of acquisition, reorganization, arrangement,                     N/A
                liquidation, or succession

3(i)            Articles of incorporation                                             N/A

3(ii)           By-laws                                                               N/A

4               Instruments defining the rights of holders, incl. Indentures          N/A

7               Opinion re: liquidation                                               N/A

9               Voting trust agreement                                                N/A

10              Material contracts                                                    N/A

11              Statement re: computation of per share earnings                       N/A

14              Material foreign patents                                              N/A

16              Letter on change in certifying accountant                             N/A

21              Subsidiaries of the Registrant                                      Item 1

24              Power of Attorney                                                     N/A

27              Financial Data Schedule                                               28

28              Information from reports furnished to state insurance                 N/A
                regulatory authorities

99              Additional exhibits                                                   N/A

                           STEPHEN P. HIGGINS, C.P.A.
                                95 SEAVIEW BLVD.
                         PORT WASHINGTON, NEW YORK 11050














                         GOLDONLINE INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                    JULY 31, 2000 AND 1999 AND MARCH 31, 1999

                 GOLDONLINE INTERNATIONAL, INC. AND SUBSIDIARIES


                   Index to Consolidated Financial Statements


                                                          Page
                                                           No.
Index                                                       2

Auditors Report                                             3

Consolidated Balance Sheet                                  4

Consolidated Statements of Operations                       5

Consolidated Statement of Stockholders' Equity              6

Consolidated Statements of Cash Flows                      7-8

Notes to Consolidated Financial Statements                9-14

                           STEPHEN P. HIGGINS, C.P.A.
                                95 SEAVIEW BLVD.
                         PORT WASHINGTON, NEW YORK 11050


Board of Directors
Goldonline International, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Goldonline International, Inc. and subsidiaries as of July 31, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended July 31, 2000, the four months ended July 31, 1999 and the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Goldonline International, Inc. and subsidiaries as of July 31, 2000 and the results of their operations and their cash flows for the year ended July 31, 2000, the four months ended July 31, 1999 and the year ended March 31, 1999, in conformity with generally accepted accounting principles.





September 20, 2000
(October 26, 2000 as to Note 9)
Port Washington, New York

GOLDONLINE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
JULY 31, 2000


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                         $ 5,969,201
  Accounts receivable, net of allowance of $11,595                                       86,568
  Inventory                                                                             925,338
  Prepaid expenses and other assets                                                      89,450
  Deferred income taxes                                                                   2,000
                                                                                    -----------
Total current assets                                                                  7,072,557
                                                                                    -----------
Property and equipment, net                                                             157,024
Deposits                                                                                  6,441
Deferred income tax                                                                      46,100
Goodwill, less accumulated amortization of $7,784                                        92,336
                                                                                    -----------
                                                                                    $ 7,374,458
                                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current installments of long-term debt and notes payable                          $   211,913
  Accounts payable                                                                      186,006
  Accrued expenses                                                                       14,202
  Due to shareholder                                                                      2,457
                                                                                    -----------
Total current liabilities                                                               414,578
                                                                                    -----------
Long-term debt less current installments                                                 58,930

STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value.  Authorized 200,000,000 shares; issued and
    outstanding 94,984,408 shares                                                         9,498
  Paid-in capital                                                                     7,013,946
  Deficit                                                                              (122,494)
                                                                                    -----------
Total stockholders' equity                                                            6,900,950
                                                                                    -----------
                                                                                    $ 7,374,458
                                                                                    ===========


See accompanying notes to consolidated financial statements.

GOLDONLINE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED JULY 31, 2000, FOUR MONTHS ENDED JULY 31, 1999 AND YEAR ENDED MARCH 31, 1999

                                                             YEAR                 FOUR MONTHS                 YEAR
                                                             ENDED                   ENDED                    ENDED
                                                         JULY 31, 2000           JULY 31, 1999            MARCH 31, 1999
SALES AND REVENUES                                       $  1,634,962             $    462,915             $  1,509,028
COST OF SALES                                               1,023,215                  229,340                  814,835
                                                         ------------             ------------             ------------
GROSS PROFIT                                                  611,747                  233,575                  694,193
  Selling, general and administrative expense                 883,613                  257,656                  659,063
                                                         ------------             ------------             ------------
EARNINGS (LOSS) FROM OPERATIONS                              (271,866)                 (24,081)                  35,130

OTHER INCOME (EXPENSE)
  Interest expense                                            (30,515)                  (7,426)                 (17,542)
  Interest and other income                                    61,268                       25                      165
                                                         ------------             ------------             ------------
                                                               30,753                   (7,401)                 (17,377)
                                                         ------------             ------------             ------------
EARNINGS (LOSS) BEFORE INCOME TAXES                          (241,113)                 (31,482)                  17,753
INCOME TAX EXPENSE (BENEFIT)                                  (26,456)                 (10,501)                     (68)
                                                         ------------             ------------             ------------
NET EARNINGS (LOSS)                                      $   (214,657)            $    (20,981)            $     17,821
                                                         ============             ============             ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE              $     (0.002)            $     (0.000)            $      0.000
                                                         ============             ============             ============

WEIGHTED AVERAGE SHARES OUTSTANDING                        89,381,618               80,014,892               75,000,000
                                                         ============             ============             ============


See accompanying notes to consolidated financial statements.

GOLDONLINE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED JULY 31, 2000, FOUR MONTHS ENDED JULY 31, 1999 AND YEAR ENDED MARCH 31, 1999


                                                     Common Stock               Paid-in            Retained
                                               Shares         Par Value          Capital       Earnings (Deficit)       Total
                                             ----------        -------         -----------         ---------         -----------
BALANCE, April 1, 1998                              500        $ 1,000         $        --         $  95,323         $    96,323
Net earnings                                         --             --                  --            17,821              17,821
                                             ----------        -------         -----------         ---------         -----------
  Balance March 31, 1999                            500          1,000                  --           113,144             114,144
Recapitalization                             74,999,500          6,500              (6,500)               --                  --
                                             ----------        -------         -----------         ---------         -----------
                                             75,000,000          7,500              (6,500)          113,144             114,144
Acquire Goldonline International, Inc.        1,196,408            120                                                       120
Acquire Gold Online.com, Inc.                10,000,000          1,000              24,000                                25,000
Common stock sold for cash                      800,000             80             199,920                               200,000
Net loss                                             --             --                  --           (20,981)            (20,981)
                                             ----------        -------         -----------         ---------         -----------
BALANCE, July 31, 1999                       86,996,408        $ 8,700         $   217,420         $  92,163         $   318,283
Options exercised for cash                       50,000              5               1,695                --               1,700
Options exercised for services                   58,000              5              18,119                --              18,124
Common shares sold for cash                   5,080,000            508           5,976,992                --           5,977,500
Warrants exercised for cash                   1,600,000            160             799,840                --             800,000
Merger with Benton Ventures                   1,200,000            120                (120)               --                  --
Net loss                                             --             --                           $  (214,657)           (214,657)
                                             ----------        -------         -----------         ---------         -----------
BALANCE, July 31, 2000                       94,984,408        $ 9,498         $ 7,013,946         $(122,494)        $ 6,900,950
                                             ==========        =======         ===========         =========         ===========


See accompanying notes to consolidated financial statements.

GOLDONLINE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 31, 2000, FOUR MONTHS ENDED JULY 31, 1999 AND YEAR ENDED MARCH 31, 1999

                                                              YEAR            FOUR MONTHS         YEAR
                                                              ENDED              ENDED            ENDED
                                                          JULY 31, 2000      JULY 31, 1999    MARCH 31, 1999
CASH FLOWS USED IN OPERATING ACTIVITIES
Net earnings (loss)                                        $  (214,657)          (20,981)          17,821
Adjustments to reconcile net earnings (loss) to net
 cash used in operating activities:
  Depreciation and amortization                                 47,335            11,523           22,681
  Deferred income taxes                                        (26,456)          (10,501)          (5,452)
  Common stock issued for services                              18,125                --               --
  Provision for bad debts                                       11,595                --               --
  Accounts receivable                                          (67,164)          (12,091)          (4,422)
  Inventory                                                   (512,130)         (125,401)         (11,898)
  Other assets                                                 (85,250)               --           (3,691)
  Accounts payable                                              46,550            43,482          (17,472)
  Accrued expenses                                              (1,750)            5,944          (10,525)

                                                           -----------         ---------         --------
Net cash used in operating activities                         (783,802)         (108,025)         (12,958)
                                                           -----------         ---------         --------

CASH FLOWS USED IN INVESTING ACTIVITIES

  Capital expenditures                                         (23,628)           (6,035)         (15,595)

                                                           -----------         ---------         --------
Net cash used in investing activities                          (23,628)           (6,035)         (15,595)
                                                           -----------         ---------         --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from sale of common stock                         6,779,200           200,000               --
  Loan proceeds                                                 50,000            50,000           98,000
  Repayment of long-term debt and notes payable                (77,440)         (106,721)         (60,350)
  Repayment of amounts due shareholder                          (9,555)           (4,279)          (6,776)

                                                           -----------         ---------         --------
Net cash provided by financing activities                    6,742,205           139,000           30,874
                                                           -----------         ---------         --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    5,934,775            24,940            2,321
CASH AND CASH EQUIVALENTS, beginning of period                  34,426             9,486            7,165
                                                           -----------         ---------         --------
CASH AND CASH EQUIVALENTS, end of period                   $ 5,969,201         $  34,426         $  9,486
                                                           ===========         =========         ========


See accompanying notes to consolidated financial statements.

GOLDONLINE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 31, 2000, FOUR MONTHS ENDED JULY 31, 1999 AND YEAR ENDED MARCH 31, 1999 (CONTINUED)


                                                                          YEAR            FOUR MONTHS            YEAR
                                                                          ENDED              ENDED               ENDED
                                                                      JULY 31, 2000      JULY 31, 1999       MARCH 31, 1999
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest                                                                $26,427            $  7,426            $17,542
  Income taxes                                                            $ 5,384            $     --            $13,640

Noncash investing and financing activities are as follows:


Acquisition of equipment in exchange for long-term debt                   $19,462            $ 19,983            $42,145
Common stock issued to acquire Gold Online.com, Inc.                                         $ 25,000
Common stock issued to acquire Goldonline International, Inc.                                $    120
Note payable assumed to acquire Goldonline International, Inc.                               $100,000


See accompanying notes to consolidated financial statements.

GOLDONLINE INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Goldonline International, Inc. (formerly Transun International Airways, Inc.) ("GDOL") and its wholly owned subsidiaries Con-Tex Silver Imports, Inc. ("Silver") and Gold Online.com, Inc. ("GO.com") (collectively referred to as the "Company"). All material intercompany accounts and transactions have been eliminated.

      (b)   ORGANIZATION

            GDOL was incorporated May 22, 1996 in Delaware and until June 1999 was a development stage company with plans to establish itself as an air transport company providing non-scheduled air service (charter flights) for tour operators, charter brokers, cruise line casinos, theme parks and theme attractions.

            Silver was incorporated September 12, 1994 in Texas. GO.com was incorporated on February 3, 1999 in Delaware.

            On June 10, 1999, GDOL acquired all of the issued and outstanding common stock of Silver and GO.com. For accounting purposes, the acquisitions have been treated as the acquisition of Silver and GO.com by GDOL with Silver as the acquiror (reverse acquisition). The historical financial statements prior to June 10, 1999 are those of Silver.

      (c)   MERGER

            On April 20, 2000, pursuant to an agreement and plan of reorganization dated April 11, 2000, Goldonline International, Inc. ("GDOL" or the "Company") acquired 100% of the issued and outstanding common stock of Benton Ventures, Inc. ("Benton"), a Delaware corporation, in exchange for 1,200,000 newly issued common shares of GDOL. On April 25, 2000, the Board of Directors of GDOL elected to merge Benton into GDOL pursuant to Section 253 of Delaware's General Corporate Laws. As a result of the merger, GDOL will be the surviving company and assumes the reporting responsibilities under successor issuer status as more fully detailed in Section 12(g)(3) of The Securities Exchange Act of 1934. Benton was a dormant company and its assets and liabilities were insignificant; accordingly, no pro forma information is presented.

      (d)   BASIS OF PRESENTATION

            Upon the acquisition of GO.com and Silver by GDOL, GO.com and Silver changed their year-end to July 31, from December 31 and March 31, respectively, to conform to the year-end of GDOL, effective with the period ended July 31, 1999. Accordingly, the financial statements include the year ended July 31, 2000, the four months ended July 31, 1999 and the year ended March 31, 1999.

      (e)   NATURE OF BUSINESS

            GDOL is a holding company principally engaged in acquiring and developing businesses. Silver is a company involved in both the wholesale and retail jewelry business. GO.com is establishing an Internet jewelry business.

      (f)   RISKS AND UNCERTAINTIES

            The Company is subject to all the risks inherent in an early stage company in the Internet industry. These risks include, but are not limited to, a limited operating history, limited management resources, dependence upon consumer acceptance of the Internet, Internet related security risks and the changing nature of the electronic commerce industry. The Company's operating results may be materially affected by the foregoing factors.

      (g)   CASH EQUIVALENTS

            The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At July 31, 2000, cash equivalents consist of money fund investments, money market accounts and business checking accounts.

      (h)   INVENTORIES

            Inventories consist primarily of silver jewelry and are carried at the lower of average cost or market.

      (i)   MACHINERY AND EQUIPMENT

            Owned machinery and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets.

      (j)   GOODWILL

            Costs in excess of the fair value of net assets acquired are amortized over a fifteen-year period on a straight-line basis. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, the Company's carrying value of the goodwill would be reduced.

      (k)   INCOME TAXES

            Deferred income taxes are recognized for income and expense items that are reported for financial purposes in different years than for income tax purposes.

      (l)   REVENUE AND COST RECOGNITION

            Sales revenues are recognized when the product is shipped. Cost of sales, which is recognized simultaneously with the recognition of sales, is comprised of the cost of materials and indirect costs incurred during the manufacturing process.

      (m)   NET EARNINGS (LOSS) PER SHARE

            Net earnings (loss) per share amounts are computed using the weighted average number of shares outstanding during the period. Fully diluted earnings (loss) per share is presented if the assumed conversion of common stock equivalents results in material dilution.

      (n)   USE OF ESTIMATES

            The process of preparing consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

      (o)   FAIR VALUE DETERMINATION

            Financial instruments consist of cash, cash investments, accounts receivable, accounts payable, accrued liabilities, notes payable and long-term debt. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates which the Company could borrow funds with similar remaining maturities.

2.    ACQUISITION

      On June 10, 1999, GDOL issued 75,000,000 of its common shares to acquire all of the common shares of Silver. Silver is both a wholesale and retail marketer of jewelry, primarily silver. For accounting purposes, the acquisition has been treated as the acquisition of Silver by GDOL with Silver as the acquiror (reverse acquisition). Simultaneously, GDOL issued 10,000,000 of its common shares to acquire all of the common shares of GO.com. GO.com is a new Internet Company and it has the domain name Gold Online.com. A value of $25,000 was recorded for this acquisition. Pro forma information has not been presented as GDOL had no prior continuing operations and GO.com had only recently commenced operations.


3.    RELATED PARTY TRANSACTIONS

      Silver leases its corporate headquarters from the principal shareholder of the Company at the rate of $2,200 per month. This amounted to $26,400 during the year ended July 31, 2000, $8,800 during the four month period ended July 31, 1999 and amounted to $26,400 during the year ended March 31, 1999.

      The Company had received loans from its principal shareholder. The balance owed was $2,457 at July 31, 2000.


4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at July 31, 2000:


      Equipment and store furnishings                    $  55,725
      Transportation equipment                             156,125
      Web site                                              37,225
      Leasehold improvements                                 1,035
                                                         ---------
                                                           250,110
      Less accumulated depreciation                        (93,086)
                                                         ---------
                                                         $ 157,024
                                                         =========


5.    LONG-TERM DEBT AND NOTES PAYABLE

      Notes payable consists of the following:


            Note payable to bank with interest at 10%                  $126,400
            payable on demand or January 1, 2001 if no
            demand is made; accrued interest payable
            monthly; collateralized by all assets of
            Silver and guaranteed by the principal
            shareholder of the Company

            Note payable to the brother of the principal                 50,000
            shareholder of the Company due on demand after
            July 23, 2000 with interest at 8%, unsecured,
            convertible into common stock of the Company
            at $.01 per share

            Notes payable to companies in monthly
            installments aggregating $2,534, including
            interest ranging from 9.8% to 11.98% through
            January 2005; collateralized by
            transportation equipment                                     94,443
                                                                       --------
                                                                        270,843

            Current installments of long-term debt
            and notes payable                                           211,913
                                                                       --------

            Long-term debt less current installments                   $ 58,930
                                                                       ========


      The aggregate maturities of long-term debt for the periods ending July 31, 2005 are as follows: 2001 - $211,913, 2002 $38,005, 2003 - $8,479, 2004 -
      $9,534 and 2005 - $2,912.


6.    INCOME TAXES

      Income tax expense (benefit) for the year ended July 31, 2000, the four months ended July 31, 1999 and the year ended March 31, 1999 consists of:

                                      CURRENT         DEFERRED          TOTAL
      July 31, 2000 - Federal         $     --        ($26,456)        ($26,456)
                                      ========        ========         ========

      July 31, 1999 - Federal         $     --        ($10,501)        ($10,501)
                                      ========        ========         ========

      March 31, 1999 - Federal        $  5,384          (5,452)             (68)
                                      ========        ========         ========


      Actual income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows:

                                                    JULY 31,         JULY 31,        MARCH 31,
                                                      2000             1999            1999
      "Normally expected" income tax
        expense (benefit)                           ($81,978)        ($10,704)        $ 6,036
      Deferred tax asset valuation
        Allowance                                     54,000               --              --
      Surtax exemption                                    --               --          (6,816)
      Non-deductible entertainment and other           1,522              203             712
                                                    --------         --------         -------
                                                    ($26,456)        ($10,501)        ($   68)
                                                    ========         ========         =======

      The deferred income tax assets and liabilities at July 31, 2000 are comprised of the following:

                                                              CURRENT          NONCURRENT
      Allowance for bad debts                                $   4,000                --
      Net operating loss carryforwards                              --           103,900
                                                             ---------         ---------
                                                                 4,000           103,900
      Less valuation allowance                                  (2,000)          (52,000)
                                                             ---------         ---------

      Deferred income tax asset                                  2,000            51,900
      Deferred income tax liability - asset basis                   --            (5,800)
                                                             ---------         ---------

         Net deferred income tax assets (liabilities)        $   2,000         $  46,100
                                                             =========         =========

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

      At July 31, 1999, warrants for the purchase of 1,600,000 shares of the Company's common stock at $.50 per share had been issued and all were outstanding. During the year ended July 31, 2000, all warrants were exercised.

      On September 1, 1999, the Company established a stock option plan, which reserved 10,000,000 shares of the Company's common stock for issue to certain employees, directors and consultants. The Plan provides that options may be granted for no less than fair market value at the date of the option grant. During the year ended July 31, 2000, options to acquire 108,000 common shares were granted and exercised.


8.    COMMITMENTS

      The Company operates two retail jewelry stores in addition to its corporate headquarters, which also houses its wholesale jewelry operations and leases show space on a month-to-month basis. Rental expense was $124,062 during the year ended July 31, 2000, $58,554 during the four-month period ended July 31, 1999 and $215,531 during the year ended March 31, 1999. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2001 - $12,819, 2002 - $13,201, 2003 - $8,561. The majority of the Company's leases are month-to-month.


9.    SUBSEQUENT EVENT

      On October 26, 2000, the Company completed the acquisition of the business and assets of HMS Jewelry Co., Ltd., a Texas limited partnership, and HMS Operating Company, a Texas corporation, (collectively "HMS") for $7 million, $4.5 million in cash and $2.5 million in convertible secured promissory notes. The notes bear interest at eight percent (8%) per annum and require monthly payment of interest. The notes are convertible into the Company's common stock at $1.25 per share, as adjusted for any stock splits or combinations. One note in the amount of $1.25 million is due October 15, 2001, and the other note in the amount of $1.25 million is due October 15, 2002.

      HMS is a wholesale jewelry distributor with headquarters in Dallas, Texas. HMS primarily sells gold products to a network of over 30,000 retail jewelers, through a catalog and telephone ordering system. For the year ended July 31, 2000, unaudited pro forma combined sales would have been $16,200,000, net earnings would have been $492,000 and earnings per share would have been $0.006.

      The Company has sold 1.1 million shares of common stock for net proceeds of $1,567,500 and is utilizing these funds plus existing cash reserves to make the initial cash payment.