Form 10QSB
period 2000-10-31
GOLDONLINE INTERNATIONAL INC
filed 2000-12-15
CIK 1106836

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For Quarter Ended:     OCTOBER 31, 2000

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
                                                             ---    ---
The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of October 31, 2000 was 96,084,408.

Transitional Small Business Disclosure Format (Check one):  Yes    No X .
                                                               ---   ---

GOLDONLINE INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                             No.

Part I.       Financial Information

    Item 1.   Condensed Consolidated Balance Sheets -                         3
              October 31, 2000 and July 31, 2000

              Condensed Consolidated Statements of Operations -               4
              Three Months Ended October 31, 2000 and 1999

              Condensed Consolidated Statement of Stockholders' Equity -      5
              Three Months Ended October 31, 2000

              Condensed Consolidated Statements of Cash Flows -              6-7
              Three Months Ended October 31, 2000 and 1999

              Notes to Condensed Consolidated Financial Statements -         8-13
              Three Months Ended October 31, 2000 and 1999

     Item 2.  Managements Discussion and Analysis of Financial Condition    14-15
              and Results of Operations

Part II.      Other Information                                               16

GOLDONLINE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      OCTOBER 31,       JULY 31,
                                                                          2000            2000

ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                            $ 3,550,534     $ 5,969,201
 Trade accounts receivable                                              2,247,076          86,568
 Marketable equity securities                                             840,000            --
 Inventory                                                              6,860,788         925,338
 Prepaid expenses and other assets                                        241,336          89,450
 Deferred income taxes                                                       --             2,000
                                                                      -----------     -----------
                                                                       13,739,734       7,072,557
Property and equipment, net                                               353,694         157,024
Goodwill, net of amortization of $30,137 and $7,784, respectively       3,819,528          92,336
Deferred income taxes                                                        --            46,100
Other assets                                                               28,438           6,441
                                                                      -----------     -----------
                                                                      $17,941,394     $ 7,374,458
                                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current installments of long-term debt and notes payable             $ 5,087,414     $   211,913
 Accounts payable                                                       2,269,745         186,006
 Accrued expenses                                                          72,050          14,202
 Deferred income taxes payable                                            140,400            --
 Due to shareholder                                                         4,262           2,457
                                                                      -----------     -----------
                                                                        7,573,871         414,578
Deferred income taxes                                                       5,800            --
Long-term debt less current installments                                1,359,668          58,930

Stockholders' equity
 Common stock, $.0001 par value, 200,000,000 shares authorized,             9,608           9,498
 96,084,408 and 94,984,408 shares issued and outstanding,
 respectively
 Additional paid-in capital                                             8,581,336       7,013,946
 Retained earnings (deficit)                                              411,111        (122,494)
                                                                      -----------     -----------
                                                                        9,002,055       6,900,950
                                                                      -----------     -----------
                                                                      $17,941,394     $ 7,374,458
                                                                      ===========     ===========

See accompanying notes to consolidated financial statements

GOLDONLINE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
(UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               OCTOBER 31,
                                                          2000             1999

Sales and revenues                                    $ 2,056,293      $   409,478
Cost of sales                                           1,337,705          212,335
                                                      -----------      -----------
  Gross profit                                            718,588          197,143
Selling, general and administrative expense               623,791          208,807
                                                      -----------      -----------
  Loss from operations                                     94,797          (11,664)

Other income (expense):
 Unrealized gain on marketable securities                 540,000             --
 Interest expense                                         (39,838)          (4,631)
 Interest and other income                                132,946                1
                                                      -----------      -----------
                                                          633,108           (4,630)
                                                      -----------      -----------
Net earnings (loss) before income taxes                   727,905          (16,294)
Income tax expense (benefit)                              194,300           (5,540)
                                                      -----------      -----------
Net earnings (loss)                                   $   533,605      $   (10,754)
                                                      ===========      ===========

Net earnings (loss) per share                         $     0.006      $    (0.000)
                                                      ===========      ===========

Weighted average shares outstanding, in thousands        95,151.8         87,008.9
                                                      ===========      ===========

See accompanying notes to consolidated financial statements.

GOLDONLINE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED OCTOBER 31, 2000
(UNAUDITED)


                                          COMMON STOCK              PAID-IN         RETAINED
                                     SHARES        PAR VALUE        CAPITAL         EARNINGS           TOTAL
                                     ------        ---------        -------         --------           -----

BALANCE, August 1, 2000            94,984,408     $     9,498     $ 7,013,946     $  (122,494)     $ 6,900,950
Sale of common stock for cash       1,100,000             110       1,567,390                        1,567,500
Net earnings (loss)                                                                   533,605          533,605
                                  -----------     -----------     -----------     -----------      -----------
BALANCE, October 31, 2000          96,084,408     $     9,608     $ 8,581,336     $   411,111      $ 9,002,055
                                  ===========     ===========     ===========     ===========      ===========

See accompanying notes to consolidated financial statements.

GOLDONLINE INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
(UNAUDITED)

                                                                   2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                            $   533,605      $   (10,754)
Adjustments to reconcile net earnings to net cash provided
    by operating activities:
 Depreciation and amortization                                      36,352           10,398
 Deferred income taxes                                             194,300           (5,540)
 Purchase of marketable equity securities                         (300,000)              --
 Unrealized gain on marketable equity securities                  (540,000)              --
 Changes in assets and liabilities:
  Accounts receivable                                             (749,391)         (54,761)
  Inventory                                                     (1,476,954)         (30,941)
  Other assets                                                    (138,586)              --
  Accounts payable and accrued expenses                            908,969           86,161
                                                               -----------      -----------
Net cash provided by operating activities                       (1,531,705)          (5,437)
                                                               -----------      -----------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
 Capital expenditures                                               (7,855)          (6,225)
 Acquisition of HMS, net of cash acquired                       (2,817,872)              --
 Acquisition of assets at wholesale location                      (105,000)              --
                                                               -----------      -----------
Net cash provided by investing activities                       (2,930,727)          (6,225)
                                                               -----------      -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
 Proceeds from sales of common stock                             1,567,500            1,700
 Loan proceeds                                                     478,898               --
 Repayment of notes payable and long-term debt                      (4,439)          (4,012)
 Increase (decrease) in amount due stockholder                       1,806           (1,785)
                                                               -----------      -----------
Net cash provided by financing activities                        2,043,765           (4,097)
                                                               -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       (2,418,667)         (15,759)
CASH AND CASH EQUIVALENTS, beginning of period                   5,969,201           34,426
                                                               -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                       $ 3,550,534      $    18,667
                                                               ===========      ===========


See accompanying notes to consolidated financial statements.
                                                                       Continued

GOLDONLINE INTERNATIONAL, INC. AND SUBSIDIARIES

THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
(UNAUDITED)
(CONTINUED)

                                                                           2000         1999
Supplemental Disclosures of Cash Flow Information

Interest paid                                                           $   39,838     $ 4,631
                                                                        ==========     =======

Income taxes paid                                                       $       --     $    --
                                                                        ==========     =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Convertible promissory notes issued in acquisition of HMS               $2,500,000     $    --




See accompanying notes to consolidated financial statements.

GOLDONLINE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) PRINCIPLES OF CONSOLIDATION
             The consolidated financial statements include the accounts of Goldonline International, Inc. (formerly Transun International Airways, Inc.) ("GDOL") and its wholly owned subsidiaries HMS Jewelry Company, Inc. ("HMS"), Con-Tex Silver Imports, Inc. ("Silver") and Gold Online.com, Inc. ("GO.com") (collectively referred to as the "Company"). All material intercompany accounts and transactions have been eliminated.

         (b) ORGANIZATION
             GDOL was incorporated May 22, 1996 in Delaware and until June 1999 was a development stage company with plans to establish itself as an air transport company providing non-scheduled air service (charter flights) for tour operators, charter brokers, cruise line casinos, theme parks and theme attractions.

             Silver was incorporated September 12, 1994 in Texas. GO.com was incorporated on February 3, 1999 in Delaware. HMS was incorporated on October 12, 2000 in Texas.

             On June 10, 1999, GDOL acquired all of the issued and outstanding common stock of Silver and GO.com. For accounting purposes, the acquisitions have been treated as the acquisition of Silver and GO.com by GDOL with Silver as the acquiror (reverse acquisition). The historical financial statements prior to June 10, 1999 are those of Silver.

             Effective October 1, 2000, the Company acquired HMS in a transaction treated as a purchase for accounting purposes. The results of operations of HMS will be included in the consolidated financial statements commencing October 1, 2000.

         (c) NATURE OF BUSINESS
             GDOL is now a holding company principally engaged in acquiring and developing jewelry related businesses. Silver is a company involved in both the wholesale and retail jewelry business, principally silver, with retail locations in the Houston area. The wholesale operation of Silver consists of both sales directly from its headquarters in Conroe, Texas a satellite location in Dallas, Texas and from jewelry shows at locations throughout the south central United States. GO.com is establishing an Internet jewelry business, and commencing in the late fall of 1999, the Company began selling through e-commerce sites, located at http://www.GoldOnline.com and http://yahoo.com/goldonline on Yahoo! and offers a wide selection of discounted gold and silver jewelry as well as diamonds and watches.

             HMS is a national jewelry wholesaler, specializing in 18K, 14K and 10K gold and platinum jewelry, with headquarters in Dallas, Texas. HMS markets its products to a network of over 30,000 retail jewelers, through a catalog and telephone ordering system and through its B2B online catalog http://www.HMSgold.com.

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


2.       ACQUISITION OF HMS JEWELRY COMPANY, INC.

         Effective October 1, 2000, the Company acquired, pursuant to an Agreement and Plan of Merger the operations and business of HMS, in exchange for $4,500,000 in cash and convertible promissory notes in the amount of $2,500,000. The purchase also included $47,500 in legal and professional costs. The transaction resulted in the merger of the business and operations of HMS Jewelry Co., Ltd., a Texas limited partnership and HMS Operating Company, a Texas corporation into a newly formed subsidiary of the Company, HMS Jewelry Company, Inc. HMS is a national jewelry wholesaler, specializing in 18K, 14K and 10K gold and platinum jewelry, with headquarters in Dallas, Texas. HMS markets its products to a network of over 30,000 retail jewelers, through a catalog and telephone ordering system and through its B2B online catalog http://www.HMSgold.com.

         The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of consolidated income include the results of HMS beginning October 1, 2000. The assets acquired and the liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. A summary of the assets acquired and liabilities assumed in the acquisition follows:

         Estimated fair values:
         Assets acquired                                          $ 7,758,635
         Liabilities assumed                                       (4,428,077)
         Goodwill (amortized by the straight-line method
           over fifteen years)                                      3,716,942
                                                                  -----------
         Purchase price                                             7,047,500
         Less cash acquired                                        (1,729,628)
         Less convertible promissory notes                         (2,500,000)
                                                                  -----------
         Net cash paid                                            $ 2,817,872
                                                                  ===========

         Unaudited pro forma results of operations for the three months ended October 31, 2000 and 1999, as if the Company and HMS had been combined as of the beginning of the periods, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                                            Pro forma
                                                  Three months ended October 31,

         (Thousands except for per share data)         2000            1999

         Net sales                                    $4,028          $4,059
         Net income                                   $  560          $  341
         Net income per common share
           Assuming dilution                          $ .006          $ .004
           Basic                                      $ .006          $ .004


3.       RELATED PARTY TRANSACTIONS

         Silver leases its corporate headquarters from the principal shareholder of the Company at the rate of $2,200 per month. This amounted to $6,600 during each of the three-month periods ended October 31, 2000 and 1999.

         The Company had received loans from its principal shareholder. The balance owed was $4,262 at October 31, 2000 and $2,457 at July 31, 2000.

         HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $8,075 during the three-month period ended October 31, 2000. HMS Leasing Company, LLC is owned by the president of HMS.

4.       MARKETABLE EQUITY SECURITIES

         FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has classified its investment in marketable equity securities as trading securities, which are reported at fair value. Fair value is defined to be the last closing price for the listed securities. The unrealized gains and losses, which the Company recognizes from its trading securities, are included in earnings. As of October 31, 2000, all of the Company's investment in marketable equity securities was in stock of one company. Due to the size of the investment and its limited trading volume, there can be no assurance that the Company will realize the value which is required to be used by FAS No. 115.

         The following summarizes the Company's investments at October 31, 2000 (the Company did not have an investment in marketable equity securities at July 31, 2000):

         Trading securities:
                  Cost                           $300,000
                  Unrealized gain                 540,000
                                                 --------
                      FAS No. 115 value          $840,000
                                                 ========

         The Company recognized an unrealized gain from trading securities during the three months ended October 31, 2000 in the amount of $540,000.


5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at October 31, 2000 and July 31, 2000:

                                                 OCTOBER 31,           JULY 31,
                                                     2000                2000

         Equipment and store furnishings          $ 288,836           $  55,725
         Transportation equipment                   156,125             156,125
         Furniture and fixtures                     133,056                  --
         Computer software                           62,975                  --
         Web site                                    37,225              37,225
         Leasehold improvements                       1,035               1,035
                                                  ---------           ---------
                                                    679,252             250,110
         Less accumulated depreciation             (325,558)            (93,086)
                                                  ---------           ---------
                                                  $ 353,694           $ 157,024
                                                  =========           =========

6.       LONG-TERM DEBT AND NOTES PAYABLE

         Long-term debt and notes payable at April 30, 2000 consist of the following:

                  Note payable to bank with interest at 10%
                  payable on demand or January 1, 2001 if no
                  demand is made; accrued interest payable
                  monthly; collateralized by all assets of Silver
                  and guaranteed by the principal shareholder of
                  the Company                                         $  128,736

                  Line of credit and gold consignment facility
                  with accrued interest payable monthly;
                  collateralized by all assets of HMS                  3,456,635

                  Note payable to the mother of the president of
                  HMS; payable $105,000 on February 15, 2001 and
                  $55,153 on February 15, 2002                           160,153

                  Note payable to the president of HMS, due on
                  demand                                                  61,555

                  Notes payable to the president of HMS Jewelry
                  Company, Inc., due $1,250,000 on October
                  15,2001 and $1,250,000 on October 15, 2002,
                  with interest payable monthly at 8%,
                  collateralized by the stock of HMS Jewelry
                  Company, Inc.                                        2,500,000

                  Note payable to the brother of the principal
                  shareholder of the Company due on demand with
                  interest at 8%, unsecured, convertible into
                  common stock of the Company at $.01 per share           50,000

                  Notes payable to companies in monthly
                  installments aggregating $2,534, including
                  interest at 9.8% to 11.6%; collateralized by
                  transportation equipment                                90,003
                                                                      ----------
                                                                       6,447,082

                  Current installments of long-term debt and
                  notes payable                                        5,087,414
                                                                      ----------

                  Long-term debt less current installments            $1,359,668
                                                                      ==========

7.       INCOME TAXES

         Federal income tax expense (benefit) for the three months ended October 31, 2000 and 1999 consists of:

                                                               2000           1999

                  Federal income taxes                      $      --      $      --
                  Deferred income tax expense (benefit)       194,300         (5,540)
                                                            ---------      ---------
                                                            $ 194,300      $  (5,540)
                                                            =========      =========


         For the three months ended October 31, 2000 and 1999, actual income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows:

                                                                          2000           1999

                  "Normally expected" income tax expense (benefit)     $ 247,500      $  (5,540)
                  Change in valuation allowance                          (54,000)            --
                  Other                                                      800             --
                                                                       ---------      ---------
                                                                       $ 194,300      $  (5,540)
                                                                       =========      =========


         The deferred income tax assets and liabilities at October 31, 2000 are comprised of the following:

                                                                CURRENT       NONCURRENT

         Net operating loss carryforwards                      $  39,200             --
         Allowance for bad debts                                   4,000             --
         Asset basis                                                  --         (5,800)
         Unrealized gain on trading securities                  (183,600)            --
                                                               ---------      ---------

              Net deferred income tax assets (liabilities)     ($140,400)     ($  5,800)
                                                               =========      =========

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

         Effective October 1, 2000, the Company acquired, pursuant to an Agreement and Plan of Merger the operations and business of HMS, in exchange for $4,547,500 in cash (including $47,500 in legal and professional costs) and convertible promissory notes in the amount of $2,500,000. The transaction resulted in the merger of the business and operations of HMS Jewelry Co., Ltd., a Texas limited partnership and HMS Operating Company, a Texas corporation into a newly formed subsidiary of the Company, HMS Jewelry Company, Inc. HMS is a national jewelry wholesaler, specializing in 18K, 14K and 10K gold and platinum jewelry, with headquarters in Dallas, Texas. HMS markets its products to a network of over 30,000 retail jewelers, through a catalog and telephone ordering system and through its B2B online catalog http://www.HMSgold.com.

A.       LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased from $6,657,979 at July 31, 2000 to $6,165,863 at October 31, 2000. The decline in working capital is primarily the result of the purchase of HMS during the quarter. HMS provided $3,256,884 in working capital at October 31, 2000, whereas the Company used $5,797,500 ($4,547,500 in cash and $1,250,000 in current notes payable) in working capital to complete the acquisition. The Company also received net proceeds from the sale of common stock in the amount of $1,567,500 and recognized an unrealized gain from marketable equity securities in the amount of $540,000.

B.       RESULTS OF OPERATIONS

         SALES AND COST OF SALES - During the three months ended October 31, 2000 sales increased $1,646,815 from $409,478 to $2,056,293 from the same year earlier period. The sales increase includes $1,406,366 from HMS during the month of October 2000 and $240,449 from the operations of Silver and GO.com. Silver had retail sales increases of $66,947 (71%) and increases of $174,216 from wholesale sales together with a decline of $714 in GO.com's sales. Sales increases are primarily the result of increased marketing efforts and an expanded inventory of products

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - During the three months ended October 31, 2000, selling, general and administrative expense increased $414,984 (199%) from the same year earlier period. The increase includes the selling, general and administrative expense of HMS for the month of October 2000 in the amount of $244,272, which was not included in the year earlier period, and an increase of $170,712 from other operations, principally Silver. The major components of the increase in Silver's costs include payroll of $26,816, advertising of $23,093, rent of $23,026, professional fees of $13,067, commissions of $20,153, supplies of $12,344, travel costs of $14,083 and other costs of $38,130.

         INTEREST EXPENSE - Interest expense increased $35,207 (760%) during the three-month periods ended October 31, 2000, as compared to the same year earlier period. The increase includes $30,026 from HMS and $5,181 from Silver, which relates to new debt incurred for transportation equipment after the first quarter of last year.

         INTEREST AND OTHER INCOME - Interest and other income of the Company increased during the three-month periods ended October 31, 2000 from the same year earlier period to $132,946 from $1. The increase is attributed to the higher cash balances during the quarter ended October 31, 2000, which were due to the sale of common stock through exercise of stock options and warrants.

         UNREALIZED GAIN ON MARKETABLE SECURITIES - The Company recognized an unrealized gain in the amount of $540,000 during the three months ended October 31, 2000, from its investment in marketable equity securities that have been classified as trading securities. The Company did not have an investment in marketable equity securities until the quarter ended October 31, 2000.

         INCOME TAXES - The Company recorded income tax expense in the amount of $194,300 during the three month period ended October 31, 2000, and recorded a benefit of $5,540 during the year earlier period. The current year expense was $54,000 less than the expected tax would have been as a result of the Company reversing the valuation allowance which it had previously recorded.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   (a)   Exhibits - Not applicable

   (b) Reports on Form 8-K - Form 8-K dated October 26, 2000 which reported the completion of the acquisition of 100% of the issued and outstanding common stock of HMS Operating Company, a Texas corporation, and 100% of the partnership interests of HMS Jewelry Co., Ltd., a Texas limited partnership. Both entities were merged into HMS Jewelry Company, Inc., a Texas corporation and a wholly owned subsidiary of the Company. Exhibits to the Form 8-K included the Agreement and Plan of Merger, the Articles of Merger, the audited financial statements of HMS Jewelry Co., Ltd. as of December 31, 1999 and 1998 and for the years then ended, the pro forma combined consolidated balance sheet as of July 31, 2000 and the pro forma combined consolidated statement of operations for the year ended July 31, 2000.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GOLDONLINE INTERNATIONAL, INC.



Date: December 15, 2000              By: /s/ James G. Gordon
                                         ------------------------------------
                                         James G. Gordon, President and
                                         Principal Accounting Officer