Form 10QSB
period 2001-01-31
GOLDONLINE INTERNATIONAL INC
filed 2001-03-16
CIK 1106836

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                       For Quarter Ended: January 31, 2001

                         Commission File Number: 0-29671


                               SGD HOLDINGS, LTD.
        (Exact name of small business issuer as specified in its charter)

                         GOLDONLINE INTERNATIONAL, INC.
                     (Former name of small business issuer)

      Delaware                                                   13-3986493
(State of Incorporation)                                    (IRS Employer ID No)


                       111 Rhodes Street, Conroe, TX 77301
                     (Address of principal executive office)

                                  409-756-6888
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of January 31, 2001 was 96,084,408.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X].

SGD HOLDINGS, LTD. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                           No.

Part I.      Financial Information

    Item 1.  Condensed Consolidated Balance Sheet -                         3
             January 31, 2001

             Condensed Consolidated Statements of Operations -              4
             Three and Six Months Ended January 31, 2001 and 2000

             Condensed Consolidated Statement of Stockholders' Equity -     5
             Six Months Ended January 31, 2001

             Condensed Consolidated Statements of Cash Flows -             6-7
             Six Months Ended January 31, 2001 and 2000

             Notes to Condensed Consolidated Financial Statements -        8-12
             Six Months Ended January 31, 2001 and 2000

     Item 2. Managements Discussion and Analysis of Financial Condition   13-14
             and Results of Operations

Part II.     Other Information                                              15

SGD HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
JANUARY 31, 2001
(UNAUDITED)

ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                           $ 2,659,445
 Trade accounts receivable                                             1,903,008
 Marketable equity securities                                            979,400
 Note receivable                                                         350,000
 Inventory                                                             6,541,172
 Prepaid expenses and other assets                                       177,643
                                                                     -----------
                                                                      12,610,668
Property and equipment, net                                              403,362
Goodwill, net of amortization of $94,450                               3,748,893
Other assets                                                              28,438
                                                                     -----------
                                                                     $16,791,361
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current installments of long-term debt and notes payable              5,120,295
 Accounts payable                                                        717,578
 Accrued expenses                                                         18,117
 Income taxes payable                                                     78,200
 Deferred income taxes payable                                           217,100
 Due to shareholder                                                        3,635
                                                                     -----------
                                                                       6,154,925
Deferred income taxes                                                      5,800
Long-term debt less current installments                               1,328,281

Stockholders' equity
 Common stock, $.0001 par value, 200,000,000 shares authorized,            9,608
 96,084,408 shares issued and outstanding
 Additional paid-in capital                                            8,581,336
 Retained earnings                                                       711,411
                                                                     -----------
                                                                       9,302,355
                                                                     -----------
                                                                     $16,791,361
                                                                     ===========
See accompanying notes to consolidated financial statements


SGD HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
(UNAUDITED)

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          January 31,                    January 31,
                                                      2001          2000            2001           2000

Sales and revenues                                $ 5,130,882    $   501,483    $ 7,202,914    $   910,961
Cost of sales                                       3,451,801        391,330      4,789,506        554,370
                                                  ------------   ------------   ------------   ------------
  Gross profit                                      1,679,081        110,153      2,413,408        356,591
Selling, general and administrative expense         1,267,274        123,368      1,883,081        381,468
                                                  ------------   ------------   ------------   ------------
  Earnings (loss) from operations                     411,807        (13,215)       530,327        (24,877)

Other income (expense):
 Unrealized gain on marketable securities             110,395              -        650,395              -
 Interest expense                                    (101,768)        (7,123)      (141,606)       (11,754)
 Interest and other income                             34,844              -        143,989              -
                                                  ------------   ------------   ------------   ------------
                                                       43,471         (7,123)       652,778        (11,754)
                                                  ------------   ------------   ------------   ------------
Net earnings (loss) before income taxes               455,278        (20,338)     1,183,105        (36,631)
Income tax expense (benefit)                          154,900         (6,915)       349,200        (12,455)
                                                  ------------   ------------   ------------   ------------
Net earnings (loss)                               $   300,378    $   (13,423)   $   833,905    $   (24,176)
                                                  ============   ============   ============   ============

Net earnings (loss) per share                     $     0.003    $    (0.000)   $     0.009    $    (0.000)
                                                  ============   ============   ============   ============

Weighted average shares outstanding (thousands)      96,084.4       87,225.4       95,618.1       87,117.2
                                                  ============   ============   ============   ============

See accompanying notes to consolidated financial statements.


SGD HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JANUARY 31, 2001
(UNAUDITED)

                                               Common Stock               Paid-in          Retained
                                          Shares         Par Value        Capital          Earnings          Total
                                          ------         ---------        -------          --------          -----

Balance, August 1, 2000                   94,984,408        $ 9,498      $ 7,013,946       $(122,494)    $ 6,900,950
Sale of common stock for cash              1,100,000            110        1,567,390                       1,567,500
Net earnings                                                                                 833,905         833,905
                                       ------------------------------------------------------------------------------
Balance, January 31, 2001                 96,084,408        $ 9,608      $ 8,581,336       $ 711,411     $ 9,302,355
                                       ==============================================================================

See accompanying notes to consolidated financial statements.

                                       5

SGD HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
(UNAUDITED)
                                                                 2001           2000

Cash flows from operating activities
Net earnings (loss)                                          $   833,905    $   (24,176)
Adjustments to reconcile net earnings to net cash provided
    by operating activities:
 Depreciation and amortization                                   122,426         21,623
 Deferred income taxes                                           349,200        (12,455)
 Purchase of marketable equity securities                       (329,005)             -
 Unrealized gain on marketable equity securities                (650,395)             -
 Gain on sale of assets                                           (7,054)             -
 Changes in assets and liabilities:
  Accounts receivable                                           (318,542)       (52,520)
  Inventory                                                   (1,157,339)      (136,956)
  Other assets                                                  (135,536)             -
  Accounts payable and accrued expenses                         (690,808)       108,690
                                                             ------------   ------------
Net cash provided by operating activities                     (1,983,148)       (95,794)
                                                             ------------   ------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
 Capital expenditures                                            (32,604)       (14,225)
 Acquisition of HMS, net of cash acquired                     (2,817,872)             -
 Acquisition of assets at wholesale location                    (105,000)             -
                                                             ------------   ------------
Net cash provided by investing activities                     (2,955,476)       (14,225)
                                                             ------------   ------------

See accompanying notes to consolidated financial statements

                                       6


SGD HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
(UNAUDITED)
(CONTINUED)

                                                                         2001            2000

Cash flows provided by financing activities
 Proceeds from sales of common stock                                    1,567,500        286,700
 Loans made                                                              (350,000)             -
 Loan proceeds                                                            480,235         50,000
 Repayment of notes payable and long-term debt                            (70,045)       (57,518)
 Increase (decrease) in amount due stockholder                              1,178         (4,352)
                                                                      ------------   ------------
Net cash provided by financing activities                               1,628,868        274,830
                                                                      ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              (3,309,756)       164,811
CASH AND CASH EQUIVALENTS, beginning of period                          5,969,201         34,426
                                                                      ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                              $ 2,659,445    $   199,237
                                                                      ============   ============


Supplemental Disclosures of Cash Flow Information

Interest paid                                                         $   141,606    $    11,754
                                                                      ============   ============

Income taxes paid                                                     $         -    $         -
                                                                      ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Convertible promissory notes issued in acquisition of HMS             $ 2,500,000    $         -
Acquisition of transportation equipment with long-term debt           $    62,376    $    19,462


See accompanying notes to consolidated financial statements.

SGD HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JANUARY 31, 2001 AND 2000


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         (a)      ORGANIZATION
                  Effective January 24, 2001, Goldonline International, Inc. ("Registrant") changed its name to SGD Holdings, LTD. ("SGD" or the "Company") pursuant to Section 253 of the General Corporation Law of Delaware. The consolidated financial statements include the accounts of SGD (formerly Transun International Airways, Inc.) and its wholly owned subsidiaries HMS Jewelry Company, Inc. ("HMS"), CON-TEX Silver Imports, Inc. ("SILVER") and Jewelry Solutions & Commerce, Inc. ("Jewelry") (formerly known as Gold Online.com, Inc.) (collectively referred to as the "Company"). All material intercompany accounts and transactions have been eliminated.

                  SGD was incorporated May 22, 1996 in Delaware and until June 1999 was a development stage company with plans to establish itself as an air transport company providing non-scheduled air service (charter flights) for tour operators, charter brokers, cruise line casinos, theme parks and theme attractions.

                  SILVER was incorporated September 12, 1994 in Texas. Jewelry was incorporated on February 3, 1999 in Delaware. HMS was incorporated on October 12, 2000 in Texas.

                  On June 10, 1999, SGD acquired all of the issued and outstanding common stock of SILVER and Jewelry. For accounting purposes, the acquisitions have been treated as the acquisition of SILVER and Jewelry by SGD with SILVER as the acquiror (reverse acquisition). The historical financial statements prior to June 10, 1999 are those of SILVER.

                  Effective October 1, 2000, the Company acquired HMS in a transaction treated as a purchase for accounting purposes. The results of operations of HMS will be included in the consolidated financial statements commencing October 1, 2000.

         (b)      NATURE OF BUSINESS
                  SGD is now a holding company principally engaged in acquiring and developing jewelry related businesses. SILVER is a company involved in both the wholesale and retail fulfillment jewelry business, principally silver, with retail locations in the Houston area. The wholesale operation of SILVER consists of both sales directly from its headquarters in Conroe, Texas a satellite location in Dallas, Texas and from jewelry shows at locations throughout the south central United States. Jewelry established an Internet jewelry presence in the fall of 1999, when Jewelry began selling gold, silver and diamond jewelry through e-commerce sites, located at http://www.GoldOnline.com and http://yahoo.com/goldonline. Jewelry now operates as an e-commerce solutions provider to the Company's clients by offering web hosting services and has begun offering back office jewelry fulfillment services to the Company's customers.

                  HMS is a national jewelry wholesaler, specializing in 18K, 14K and 10K gold and platinum jewelry, with headquarters in Dallas, Texas. HMS markets its products to a network of over 30,000 retail jewelers; through a catalog and telephone ordering system and through its B2B online catalog http://www.HMSgold.com.

         (c)      GENERAL
                  The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the period ended July 31, 2000, which is included in the Company's Form 10-KSB, which was filed November 8, 2000 and the Company's 8-K dated October 26, 2000 that reported the acquisition of HMS and included the audited financial statements of HMS. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.


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

         The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of consolidated income include the results of HMS beginning October 1, 2000. The assets acquired and the liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The purchase price allocation is a preliminary estimate and the actual amounts could differ from this estimate. A summary of the assets acquired and liabilities assumed in the acquisition follows:

         Estimated fair values:
         Assets acquired                                          $   7,758,635
         Liabilities assumed                                         (4,428,077)
         Goodwill (amortized by the straight-line method
           over fifteen years)                                        3,716,942
                                                                  -------------
         Purchase price                                               7,047,500
         Less cash acquired                                          (1,729,628)
         Less convertible promissory notes                           (2,500,000)
                                                                  -------------
         Net cash paid                                            $   2,817,872
                                                                  =============

         Unaudited pro forma results of operations for the six months ended January 31, 2001 and 2000, as if the Company and HMS had been combined as of the beginning of the periods, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                                              Pro forma
                                                    Six months ended January 31,

         (Thousands except for per share data)         2001            2000

         Net sales                                  $  9,106        $ 10,397
         Net income                                 $    880        $    660
         Net income per common share
           Assuming dilution                        $   .009        $   .008
           Basic                                    $   .009        $   .008

3.       RELATED PARTY TRANSACTIONS

         SILVER leases its corporate headquarters from the principal shareholder of the Company at the rate of $2,200 per month. This amounted to $13,200 during each of the six-month periods ended January 31, 2001 and 2000.

         The Company had received loans from its principal shareholder. The balance owed to the shareholder was $3,635 at January 31, 2001.

         HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $32,300 during the six-month period ended January 31, 2001, which includes the four months during which HMS was owned by the Company. HMS Leasing Company, LLC is owned by the president of HMS.

4.       MARKETABLE EQUITY SECURITIES

         FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has classified its investment in marketable equity securities as trading securities, which are reported at fair value. Fair value is defined to be the last closing price for the listed securities. The unrealized gains and losses, which the Company recognizes from its trading securities, are included in earnings. As of January 31, 2001, all of the Company's investment in marketable equity securities was in stock of one company. Due to the size of the investment and its limited trading volume, there can be no assurance that the Company will realize the value that is required to be used by FAS No. 115.

         The following summarizes the Company's investments at January 31, 2001:

         Trading securities:
                  Cost                                        $   329,005
                  Unrealized gain                                 650,395
                                                              -----------
                      Recorded value                          $   979,400
                                                              ===========

         The Company recognized an unrealized gain from trading securities during the six months ended January 31, 2001 in the amount of $650,395.

5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at January 31, 2001:


                  Computers and equipment                          $   294,566
                  Transportation equipment                             168,038
                  Furniture and fixtures                               140,841
                  Computer software                                     62,975
                  Web page                                              37,225
                  Leasehold improvements                                 1,840
                                                                   ------------
                                                                       705,485
                  Accumulated depreciation and amortization           (302,123)
                                                                   ------------
                                                                   $   403,362
                                                                   ============

6.       LONG-TERM DEBT AND NOTES PAYABLE

         Long-term debt and notes payable at April 30, 2000 consist of the following:
                  Note payable to bank with interest at 10% payable on demand or
                  July 1, 2001 if no demand is made; accrued interest payable monthly; collateralized by all assets of SILVER and guaranteed
                  by the principal shareholder of the Company                         $   128,736

                  Line of credit and gold consignment facility with accrued
                  interest payable monthly; collateralized by all assets of HMS         3,457,973

                  Note payable to the mother of the president of HMS; payable
                  $105,000 on February 15, 2001 and $55,153 on February 15, 2002          160,153

                  Notes payable to the president of HMS Jewelry Company, Inc., due $1,250,000 on October 15,2001 and $1,250,000 on October
                  15, 2002, with interest payable monthly at 8%, collateralized
                  by the stock of HMS Jewelry Company, Inc.                             2,500,000

                  Note payable to the brother of the principal share-holder of the Company due on demand with interest at 8%, unsecured,
                  convertible into common stock of the Company at $.01 per share           50,000

                  Note payable to company for financed insurance payable in
                  monthly installments of $3,030 through October 2001                      26,138

                  Notes payable to companies in monthly installments aggregating
                  $2,892, including interest at 9.8% to 11.6% ; collateralized
                  by transportation equipment                                             125,576
                                                                                      ------------
                                                                                        6,448,576


                  Current installments of long-term debt and notes payable              5,120,295
                                                                                      ------------

                  Long-term debt less current installments                            $ 1,328,281
                                                                                      ============


6.       INCOME TAXES

         Federal income tax expense (benefit) for the six months ended January 31, 2001 and 2000 consists of:

                                                                  2001            2000
                  Federal income taxes                        $    78,200    $         -
                  Deferred income tax expense (benefit)           271,000        (12,455)
                                                              ------------   ------------
                                                              $   349,200    $   (12,455)
                                                              ============   ============


         For the six months ended January 31, 2001 and 2000, actual income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows:

                                                                           2001            2000
                  "Normally expected" income tax expense (benefit)     $   402,300    $   (12,455)
                  Change in valuation allowance                            (54,000)             -
                  Other                                                        900              -
                                                                       ------------   ------------
                                                                       $   349,200    $   (12,455)
                                                                       ============   ============


         The deferred income tax assets and liabilities at January 31, 2001 are comprised of the following:

                                                                   CURRENT     NONCURRENT
         Allowance for bad debts                               $     4,000    $        -
         Asset basis                                                    -          (5,800)
         Unrealized gain on trading securities                    (183,600)            -
                                                               ------------   ------------

              Net deferred income tax assets (liabilities)     $  (140,400)   $    (5,800)
                                                               ============   ============

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

         The Company has historically sold jewelry, principally silver, in its own retail outlets and wholesale to other jewelry stores. Jewelry established an Internet jewelry presence in the fall of 1999, when Jewelry began selling gold, silver and diamond jewelry through e-commerce sites, located at http://www.GoldOnline.com and http://yahoo.com/goldonline. Jewelry now operates as an e-commerce solutions provider to the Company's clients by offering web hosting services and has begun offering back office jewelry fulfillment services to the Company's customers.

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

A.       LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased from $6,657,979 at July 31, 2000 to $6,455,743 at January 31, 2001. The decline in working capital is primarily the result of the purchase of HMS during the quarter ended October 31, 2000. HMS provided $3,557,445 in working capital at January 31, 2001, whereas the Company used $5,797,500 ($4,547,500 in cash and $1,250,000 in current notes payable) in working capital to complete the acquisition. The Company also received net proceeds from the sale of common stock in the amount of $1,567,500 and recognized an unrealized gain from marketable equity securities in the amount of $650,395.

B.       RESULTS OF OPERATIONS

         SALES AND COST OF SALES - During the six months ended January 31, 2001 sales increased $6,291,953 from $910,961 to $7,202,914 from the same year earlier period. The sales increase includes $5,712,122 from HMS during the four-month period ended January 31, 2001 and $579,831 from the operations of SILVER. SILVER had retail sales increases of $243,975 (90%) and increases of $335,856 (62%) from wholesale sales. Wholesale sales increases are primarily the result of increased marketing efforts and an expanded inventory of products available. Retail sales increases are primarily due to opening two new locations, with new locations accounting for $186,294 of the increase and same store sales accounting for $57,681 of the increase.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - During the six months ended January 31, 2001, selling, general and administrative expense increased $1,501,613 (394%) from the same year earlier period. The increase includes the selling, general and administrative expense of HMS for the four-month period ended January 31, 2001 in the amount of $952,398, which was not included in the year earlier period, and an increase of $549,215 from other operations, principally SILVER. The major components of the increase in SILVER's costs include payroll and commissions of $209,377, advertising of $40,176, rent of $62,244 and delivery costs of $26,619. HMS pro forma selling, general and administrative expenses increased $25,181 (2%) (from $1,290,646 to $1,315,827) during the six-month period ended January 31, 2001 as compared to the same prior year period.

         INTEREST EXPENSE - Interest expense increased $129,852 from $11,754 to $141,606 during the six-month period ended January 31, 2001, as compared to the same year earlier period. The increase includes $122,872 from HMS and $6,980 from SILVER, which relates to new debt incurred for transportation equipment after the first quarter of last year. On a pro forma basis, HMS interest expense declined to $179,761 from $196,772 during the six-month period ended January 31, 2001 as compared to the same prior year period.

         INTEREST AND OTHER INCOME - Interest and other income of the Company increased during the six-month period ended January 31, 2001 from the same year earlier period to $143,989. The increase is attributed to the higher cash balances during the six-month period ended January 31, 2001, which were primarily due to the sale of common stock through exercise of stock options and warrants.

         UNREALIZED GAIN ON MARKETABLE SECURITIES - The Company recognized an unrealized gain in the amount of $650,395 during the six months ended January 31, 2001, from its investment in marketable equity securities that have been classified as trading securities. The Company did not have an investment in marketable equity securities during the year ended July 31, 2000.

         INCOME TAXES - The Company recorded income tax expense in the amount of $349,200 during the six-month period ended January 31, 2001, and recorded a benefit of $12,455 during the year earlier period. The current year expense was $54,000 less than the expected tax would have been as a result of the Company reversing the valuation allowance, which it had previously recorded.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits - Not applicable.
         (b)      Reports on Form 8-K - None.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SGD HOLDINGS, LTD.



Date: March 15, 2001                      By: /s/ James G. Gordon
                                              ----------------------------------
                                              James G. Gordon, President and
                                              Principal Accounting Officer