Form 10QSB
period 2001-04-30
GOLDONLINE INTERNATIONAL INC
filed 2001-06-14
CIK 1106836

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                      For Quarter Ended: April 30, 2001


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


                                  (936) 756-6888
                            (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of April 30, 2001 was 96,084,408.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].



SGD HOLDINGS, LTD. AND SUBSIDIARIES

                                                         Index

                                                                                                         Page
                                                                                                          No.

Part I.            Financial Information (unaudited)

    Item 1.        Condensed Consolidated:                                                                 3
                     Balance Sheet - April 30, 2001

                     Statements of Operations -                                                            4
                     Three and Nine Months Ended April 30, 2001 and 2000

                     Statement of Stockholders' Equity -                                                   5
                     Nine Months Ended April 30, 2001

                     Statements of Cash Flows -                                                           6-7
                     Nine Months Ended April 30, 2001 and 2000

                     Notes to Financial Statements -                                                      8-13
                     Nine Months Ended April 30, 2001 and 2000

     Item 2.       Managements Discussion and Analysis of Financial Condition                            14-15
                   and Results of Operations

Part II.           Other Information                                                                       16



SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheet
April 30, 2001
(Unaudited)
ASSETS
Current assets
 Cash and cash equivalents                                                                                     $  2,754,039
 Trade accounts receivable                                                                                        1,353,845
 Marketable equity securities                                                                                       785,900
 Note receivable                                                                                                    500,000
 Inventory                                                                                                        6,154,606
 Prepaid expenses and other assets                                                                                  199,340
                                                                                                              -------------
                                                                                                                 11,747,730
Property and equipment, net                                                                                         465,691
Goodwill, net of amortization of $158,506                                                                         3,684,837
Other assets                                                                                                         28,438
                                                                                                              -------------
                                                                                                               $ 15,926,696
                                                                                                              =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Current installments of long-term debt and notes payable                                                         4,741,931
 Accounts payable                                                                                                   543,855
 Accrued expenses                                                                                                    54,183
 Income taxes payable                                                                                                72,800
 Deferred income taxes payable                                                                                      123,700
 Deferred revenue                                                                                                    52,145
 Due to shareholder                                                                                                   3,635
                                                                                                              -------------
                                                                                                                  5,592,249
Deferred income taxes                                                                                                 5,800
Long-term debt less current installments                                                                          1,324,275

Stockholders' equity
 Common stock, $.0001 par value, 200,000,000 shares authorized,                                                       9,608
 96,084,408 shares issued and outstanding
 Additional paid-in capital                                                                                       8,581,336
 Retained earnings                                                                                                  413,428
                                                                                                              -------------
                                                                                                                  9,004,372
                                                                                                              -------------
                                                                                                               $ 15,926,696
                                                                                                              =============
See accompanying notes to condensed consolidated financial statements.



SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three and Nine Months Ended April 30, 2001 and 2000
(Unaudited)

                                                                   Three Months Ended                    Nine Months Ended
                                                                       April 30,                             April 30,
                                                                 2001               2000              2001              2000

Sales and revenues                                         $ 2,515,386         $  332,844        $9,718,300        $1,243,805
Cost of sales                                                1,554,437            201,472         6,343,943           755,842
                                                          ------------------- ----------------- -----------------------------------
  Gross profit                                                 960,949            131,372         3,374,357           487,963
Selling, general and administrative expense                  1,043,727            227,446         2,926,808           608,914
                                                          ------------------- ----------------- -----------------------------------
  Earnings (loss) from operations                              (82,778)           (96,074)          447,549          (120,951)

Other income (expense):
 Unrealized gain on marketable securities                     (281,522)                 -           368,873                 -
 Interest expense                                              (99,291)            (8,106)         (240,897)          (19,860)
 Interest and other income                                      48,185              4,062           192,174             4,062
                                                          ------------------- ----------------- -----------------------------------
                                                              (332,628)            (4,044)          320,150           (15,798)
                                                          ------------------- ----------------- -----------------------------------
Net earnings (loss) before income taxes                       (415,406)          (100,118)          767,699          (136,749)
Income tax expense (benefit)                                  (117,423)             5,103           231,777            (7,352)
                                                          ------------------- ----------------- -----------------------------------
Net earnings (loss)                                        $  (297,983)        $ (105,221)       $  535,922        $ (129,397)
                                                          =================== ================= ===================================

Net earnings (loss) per share, basic and diluted           $    (0.003)        $   (0.001)       $    0.006        $   (0.001)
                                                          =================== ================= ===================================


See accompanying notes to condensed consolidated financial statements.




SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended April 30, 2001
(Unaudited)


                                                        Common Stock               Paid-in         Retained
                                                   Shares         Par Value        Capital         Earnings          Total

Balance, August 1, 2000                         94,984,408      $   9,498      $7,013,946       $ (122,494)     $6,900,950
Sale of common stock for cash                    1,100,000            110       1,567,390                -       1,567,500
Net earnings                                             -              -               -          535,922         535,922
                                              -----------------------------------------------------------------------------------
Balance, April 30, 2001                         96,084,408      $   9,608      $8,581,336       $  413,428      $9,004,372
                                              ===================================================================================

See accompanying notes to condensed consolidated financial statements.




SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows
Nine Months Ended April 30, 2001 and 2000
(Unaudited)

                                                                                     2001              2000

Cash flows from operating activities
Net earnings (loss)                                                             $  535,923         $(129,397)
Adjustments to reconcile net earnings to net cash provided
    by operating activities:
 Depreciation and amortization                                                     204,467            34,351
 Deferred income taxes                                                             231,777            (7,352)
 Purchase of marketable equity securities                                         (333,587)              -
 Common stock issued for services                                                        -            18,125
 Provision for bad debts                                                                 -            24,413
 Unrealized gain on marketable equity securities                                  (368,873)              -
 Gain on sale of assets                                                             (7,054)              -
 Realization of deferred revenue                                                   (31,295)              -
 Refund from net operating loss carryback                                           18,623               -
 Changes in assets and liabilities:
  Accounts receivable                                                              228,841           (95,371)
  Inventory                                                                       (770,772)         (198,682)
  Other assets                                                                    (155,452)              -
  Accounts payable and accrued expenses                                           (828,859)          (12,534)
                                                                               ------------------ ----------------
Net cash provided by operating activities                                       (1,276,261)         (366,447)
                                                                               ------------------ ----------------

Cash flows provided by investing activities
 Capital expenditures                                                             (112,526)          (23,628)
 Acquisition of HMS, net of cash acquired                                       (2,817,872)              -
 Acquisition of assets at wholesale location                                      (105,000)              -
                                                                               ------------------ ----------------
Net cash provided by investing activities                                       (3,035,398)          (23,628)
                                                                               ------------------ ----------------




See accompanying notes to condensed consolidated financial statements.

                                                                                 Continued


SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows, Continued
Nine Months Ended April 30, 2001 and 2000
(Unaudited)
(Continued)


                                                                                    2001              2000

Cash flows provided by financing activities
 Proceeds from sales of common stock                                            1,567,500           841,700
 Loans made                                                                      (500,000)              -
 Loan proceeds                                                                    216,268            50,000
 Repayment of notes payable and long-term debt                                   (188,449)          (62,674)
 Increase (decrease) in amount due stockholder                                      1,178            (3,365)
                                                                              ----------------- -----------------
Net cash provided by financing activities                                       1,096,497           825,661
                                                                              ----------------- -----------------

Net increase in cash and cash equivalents                                      (3,215,162)          435,586
Cash and cash equivalents, beginning of period                                  5,969,201            34,426
                                                                              ----------------- -----------------
Cash and cash equivalents, end of period                                       $2,754,039        $  470,012
                                                                              ================= =================


Supplemental Disclosures of Cash Flow Information

Interest paid                                                                    $ 240,897          $ 19,860
                                                                                 ==========         ========

Income taxes paid                                                                   $ -             $ 5,384
                                                                                    ====            =======

Supplemental Schedule of Noncash Investing and Financing Activities

Convertible promissory notes issued in acquisition of HMS                      $2,500,000        $      -
Acquisition of transportation equipment with long-term debt                    $   62,376        $   19,462
Financed insurance                                                             $   26,138        $      -

See accompanying notes to condensed consolidated financial statements.

SGD HOLDINGS, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Nine Months Ended April 30, 2001 and 2000


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

   (b)   Nature of Business
              SGD is now a holding company principally engaged in acquiring and developing jewelry related businesses. SILVER is a company involved in both the wholesale and retail fulfillment jewelry business, principally silver, with retail locations in the Houston area. The wholesale operation of SILVER consists of both sales directly from its headquarters in Conroe, Texas, a satellite location in Dallas, Texas and from jewelry shows at locations throughout the south central United States. Jewelry established an Internet jewelry presence in the fall of 1999, when Jewelry began selling gold, silver and diamond jewelry through e-commerce sites, located at http://www.GoldOnline.com, which has now been licensed to a third party. Jewelry now operates as an e-commerce solutions provider to the Company's clients by offering web hosting services and has begun offering back office jewelry fulfillment services to the Company's customers.

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
                                                              =============

         Unaudited pro froma results of operations for the nine months ended April 30, 2001 and 2000, as if the Company and HMS had been combined as of the beginning of the periods, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                                                                    Pro forma
                                                                           Nine months ended April 30,
                                                                      (Thousands except for per share data)
                                                                               2001              2000

         Net sales                                                           $ 11,534          $ 12,559
         Net income                                                          $    581          $    864
         Net income per common share
           Assuming dilution                                                 $    .006         $  .010

           Basic                                                             $    .006         $  .010

3.       RELATED PARTY TRANSACTIONS

         SILVER leases its corporate headquarters from the principal shareholder of the Company at the rate of $2,200 per month. This amounted to $19,800 during each of the nine-month periods ended April 30, 2001 and 2000.

         The Company had received loans from its principal shareholder. The balance owed to the shareholder was $3,635 at April 30, 2001.

         HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $56,525 during the nine-month period ended April 30, 2001, which includes the seven months during which HMS was owned by the Company. HMS Leasing Company, LLC is owned by the president of HMS.

4.       MARKETABLE EQUITY SECURITIES

         FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has classified its investment in marketable equity securities as trading securities, which are reported at fair value. Fair value is defined to be the last closing price for the listed securities. The unrealized gains and losses, which the Company recognizes from its trading securities, are included in earnings. As of April 30, 2001, substantially all of the Company's investment in marketable equity securities was in stock of one company. Due to the size of the investment and its limited trading volume, there can be no assurance that the Company will realize the value that is required to be used by FAS No. 115.

         The following summarizes the Company's investments at April 30, 2001:

         Trading securities:
                  Cost                                        $   417,027
                  Unrealized gain                                 368,873
                                                              -----------
                      Recorded value                          $   785,900
                                                              ===========

         The Company recognized an unrealized gain from trading securities during the nine months ended April 30, 2001 in the amount of $368,873.


5.       LONG-TERM DEBT AND NOTES PAYABLE

         Long-term debt and notes payable at April 30, 2000 consist of the following:

                  Note payable to bank with interest at 10% payable on demand or
                  July 1, 2001 if no demand is made; accrued interest payable monthly; collateralized by all assets of SILVER and guaranteed
                  by the principal shareholder of the Company                         $   128,736

                  Line of credit and gold  consignment  facility  with accrued interest  payable monthly;  collateralized  by all assets of
                  HMS                                                                   3,194,006

                  Note  payable to the mother of the  president of HMS; due on
                  February 15, 2002                                                        55,153

                  Notes  payable  to the  president  of HMS  Jewelry  Company,
                  Inc.,  due  $1,250,000 on October  15,2001 and $1,250,000 on
                  October  15,  2002,  with  interest  payable  monthly at 8%,
                  collateralized by the stock of HMS Jewelry Company, Inc.              2,500,000

                  Note payable to the brother of the principal share-
                  holder of the  Company  due on demand  with  interest at 8%, unsecured,  convertible  into common stock of the Company at
                  $.01 per share                                                           50,000

                  Note  payable to company for financed  insurance  payable in
                  monthly installments of $3,030 through October 2001                      17,646

                  Notes payable to companies in monthly installments aggregating
                  $2,892, including interest at 9.8% to 11.6% ; collateralized
                  by transportation equipment                                             120,665
                                                                                     ------------
                                                                                        6,066,206

                  Current installments of long-term debt and notes payable              4,741,931
                                                                                     ------------


                  Long-term debt less current installments                           $  1,324,275
                                                                                     ============



6.       INCOME TAXES

         Federal income tax expense (benefit) for the nine months ended April
         30,2001 and 2000 consists of:

                                                                           2001            2000

                  Federal income taxes                                      72,800    $         -
                  Deferred income tax expense (benefit)                    158,977         (7,352)
                                                                       -----------    ------------
                                                                       $   231,777    $    (7,352)
                                                                       ===========    ============


         For the nine months ended April 30, 2001 and 2000, actual income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) as follows:

                                                                           2001            2000

                  "Normally expected" income tax expense (benefit)     $   261,000    $   (46,495)
                  Change in valuation allowance                            (54,000)        39,143
                  Surtax exemption                                          18,400              -
                  Other                                                      6,377              -
                                                                       -----------    -----------
                                                                       $   231,777    $    (7,352)
                                                                       ===========    ============


         The deferred income tax assets and liabilities at April 30, 2001 are comprised of the following:

                                                                           Current     Noncurrent

         Allowance for bad debts                                       $     1,700    $        -
         Asset basis                                                            -          (5,800)
         Unrealized gain on trading securities                            (125,400)            -
                                                                       -----------    -----------

              Net deferred income tax liabilities                      $   123,700    $     5,800
                                                                       ===========    ===========



7.          STOCK OPTIONS

         On September 1, 1999, the Company established a stock option plan, which reserved 10,000,000 shares of the Company's common stock for issue to certain employees, directors and consultants. The Plan provides that options may be granted for no less than fair market value at the date of the option grant. The following is a summary of option activity for the nine months ended April 30, 2001.

                                                    Options                    Options Outstanding
                                                   Available                          Weighted Average
                                                   For Grant              Options       Exercise Price

         Balance, July 31, 2000                      9,892,000                   0        $       0.00
                                                     ---------         -----------        ------------

         Granted                                      (400,000)            400,000                1.00
         Exercised                                           -                   -                   -
         Cancelled                                           -                   -                   -
                                                      --------            --------        ------------

         Balance, March 31, 2001                     9,492,000             400,000        $       1.00
                                                     =========             =======        ============

         SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees and consultants. Stock options are anti-dilutive at April 30, 2001 and accordingly are not included in the earnings per share calculation.

         SFAS No. 123 pro forma numbers are as follows for the nine-months ended April 30, 2001 and 2000:

                                                      2001              2000

         Actual net earnings (loss)            $      535,922    $     (129,397)
                                               ==============    ===============
         Pro forma net loss                    $      505,572    $     (129,397)
                                               ==============    ===============
         Pro forma basic and diluted net
          earnings (loss) per share            $        .006     $       (.001)
                                               =============     ==============

         Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. At April 30, 2001, the following weighted average assumptions were used: risk-free interest rate of 6.0%, no expected dividends, a volatility factor of 98.89%, and a weighted average expected life of the options of one year.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options.

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

         The Company has historically sold jewelry, principally silver, in its own retail outlets and wholesale to other jewelry stores. Jewelry established an Internet jewelry presence in the fall of 1999, when Jewelry began selling gold, silver and diamond jewelry through e-commerce sites, located at http://www.GoldOnline.com, which has now been licensed to a third party. Jewelry now operates as an e-commerce solutions provider to the Company's clients by offering web hosting services and has begun offering back office jewelry fulfillment services to the Company's customers.

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

A.       LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased from $6,657,979 at July 31, 2000 to $6,155,481 at April 30, 2001. The decline in working capital is primarily the result of the purchase of HMS during the quarter ended October 31, 2000. HMS provided $3,557,881 in working capital at April 30, 2001, whereas the Company used $5,797,500 ($4,547,500 in cash and $1,250,000 in current notes payable) in working capital to complete the acquisition. The Company also received net proceeds from the sale of common stock in the amount of $1,567,500 and recognized an unrealized gain from marketable equity securities in the amount of $368,873.

B.       RESULTS OF OPERATIONS

         SALES AND COST OF SALES - During the nine months ended April 30, 2001 sales increased $8,474,495 from $1,243,805 to $9,718,300 from the same year earlier period. The sales increase includes $7,784,623 from HMS during the seven-month period ended April 30, 2001 and $689,872 from the operations of SILVER. SILVER had retail sales increases of $330,009 (87%) and increases of $359,863 (48%) from wholesale sales. Wholesale sales increases are primarily the result of increased marketing efforts and an expanded inventory of products available. Retail sales increases are primarily due to opening two new locations, with new locations accounting for $274,091 of the increase and same store sales accounting for $55,918 of the increase.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - During the nine months ended April 30, 2001, selling, general and administrative expense increased $2,317,894 (381%) to $2,926,608 from $608,914 during the same year earlier period. The increase includes the selling, general and administrative expense of HMS for the seven-month period ended April 30, 2001 in the amount of $1,562,690, which was not included in the year earlier period, and an increase of $755,204 from other operations, principally SILVER. The major components of the increase in SILVER's costs include payroll and commissions of $375,479, advertising of $53,574, rent of $82,032, travel costs of $41,705 and delivery costs of $30,700.

         INTEREST EXPENSE - Interest expense increased $221,037 from $19,860 to $240,897 during the nine-month period ended April 30, 2001, as compared to the same year earlier period. The increase includes $96,836 from HMS, $116,669 from the HMS acquisition debt, $3,595 in insurance financing and $3,936 from SILVER.

         INTEREST AND OTHER INCOME - Interest and other income of the Company increased during the nine-month period ended April 30, 2001 from the same year earlier period to $185,120. The increase is attributed to the higher cash balances during the nine-month period ended April 30, 2001, which were primarily due to the sale of common stock through exercise of stock options and warrants and to the interest earned on the note receivable.

         UNREALIZED GAIN ON MARKETABLE SECURITIES - The Company recognized an unrealized gain in the amount of $368,873 during the nine months ended April 30, 2001, from its investment in marketable equity securities that have been classified as trading securities. The Company did not have an investment in marketable equity securities during the year ended July 31, 2000.

         INCOME TAXES - The Company recorded income tax expense in the amount of $231,777 during the nine-month period ended April 30, 2001, and recorded a benefit of $7,352 during the year earlier period. The current year expense was $54,000 less than the expected tax would have been as a result of the Company reversing the valuation allowance, which it had previously recorded.

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

                                        SGD HOLDINGS, LTD.



Date:    June 14, 2001           By:      /s/ James G. Gordon
                                     -------------------------
                                     James G. Gordon, President and
                                     Principal Accounting Officer