Form 10KSB
period 2001-07-31
SGD HOLDINGS LTD
filed 2001-11-13
CIK 1106836

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JULY 31, 2001

                         Commission file number 0-29671

                               SGD HOLDINGS, LTD.
                 (Name of small business issuer in its charter)

               DELAWARE                                  13-3986493
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
        incorporation or organization)

                     111 RHODES STREET, CONROE, TEXAS    77301
               Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (936) 756-6888

                    Securities registered pursuant to Section
                               12(g) of the Act:

                         COMMON STOCK, $.0001 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

Check if delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year - $12,249,684.

As of September 30, 2001, the registrant had outstanding 97,099,408 shares of its Common Stock, par value $.0001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on September 30, 2001, was approximately $5,700,000 based on its closing price on the OTC: Bulletin Board on that date. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]; No [ X ].

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

On April 20, 2000, pursuant to an agreement and plan of reorganization dated April 11, 2000, SGD Holdings, Ltd. ("SGD" or the "Company") acquired 100% of the issued and outstanding common stock of Benton Ventures, Inc. ("Benton"), a Delaware corporation, in exchange for 1,200,000 newly issued common shares of SGD. On April 25, 2000, the Board of Directors of SGD elected to merge Benton into SGD pursuant to Section 253 of Delaware's General Corporate Laws. As a result of the merger, SGD was the surviving company and assumed the reporting responsibilities under successor issuer status as more fully detailed in Section 12(g)(3) of The Securities Exchange Act of 1934. On January 24, 2001 the Company changed its name from Goldonline International, Inc. to SGD Holdings, Ltd.

SGD, formerly Transun International Airways, Inc., was incorporated May 22, 1996 in Delaware and until June 1999 was a development stage company with plans to establish itself as an air transport company providing non-scheduled air service (charter flights) for tour operators, charter brokers, cruise line casinos, theme parks and theme attractions.

On June 10, 1999, SGD acquired all of the issued and outstanding common stock of Con-Tex Silver Imports, Inc. ("Silver"), incorporated September 12, 1994 in Texas and Jewelry Solutions & Commerce, Inc. ("Jewelry"), incorporated February 3, 1999 in Delaware. For accounting purposes, the acquisitions have been treated as the acquisition of Silver and Jewelry by SGD with Silver as the acquirer (reverse acquisition). The historical financial statements prior to June 10, 1999 are those of Silver. On January 17, 2001, Gold Online.com, Inc. changed its name to Jewelry Solutions & Commerce, Inc.

          ACQUISITION OF HMS JEWELRY CO., LTD AND HMS OPERATING COMPANY

Effective October 1, 2000, the Company acquired, pursuant to an Agreement and Plan of Merger the operations and business of HMS Jewelry Company, Inc. ("HMS"), in exchange for $4,500,000 in cash and convertible promissory notes in the amount of $2,500,000. The purchase also included $47,500 in legal and professional costs. The transaction resulted in the merger of the business and operations of HMS Jewelry Co., Ltd., a Texas limited partnership and HMS Operating Company, a Texas corporation into a newly formed subsidiary of the Company, HMS Jewelry Company, Inc. HMS is a national jewelry wholesaler, specializing in 18K, 14K and 10K gold and platinum jewelry, with headquarters in Dallas, Texas. HMS markets its products to a network of over 30,000 retail jewelers, through a catalog and telephone ordering system and through its B2B online catalog http://www.HMSgold.com. The notes bear interest at eight percent (8%) per annum, require monthly payment of interest and are convertible into the Company's common stock at $1.25 per share, as adjusted for any stock splits or combinations. One note in the amount of $1.25 million is due October 15, 2001, and the other note in the amount of $1.25 million is due October 15, 2002.

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


BUSINESS OF ISSUER

SGD is now a holding company principally engaged in acquiring and developing jewelry related businesses. HMS is a wholesale jewelry distributor with headquarters in Dallas, Texas. HMS primarily sells gold products to a network of over 30,000 retail jewelers, through a catalog and telephone ordering system. Silver is involved in both the wholesale and retail jewelry business, principally silver, with retail locations in the Houston area. The wholesale operation of Silver consists of sales directly from its headquarters in Conroe, Texas, sales from three Dallas locations and sales from jewelry shows at locations throughout the south central United States. Jewelry established an Internet jewelry presence in the late fall of 1999, when Jewelry began selling through an e-commerce site, located at http://www.GoldOnline.com, which has now been licensed to a third party. Jewelry is developing plans to commence operations as an e-commerce solutions provider to the Company's clients by offering web hosting services and back office jewelry fulfillment services.

                                   FISCAL YEAR

As used throughout this document, fiscal 2001 refers to the fiscal year ended July 31, 2001 and fiscal 2000 refers to the fiscal year ended July 31, 2000.

                         PRINCIPAL PRODUCTS AND MARKETS

HMS is a national jewelry wholesaler, specializing in 18K, 14K AND 10K gold and platinum jewelry, with headquarters in Dallas, Texas. HMS markets its products to a network of over 30,000 retail jewelers through a catalog and telephone ordering system and through its B2B online catalog at http://www.HMSgold.com.
                                                      -----------------------
Silver offers a variety of luxury and premium products, including gold and silver jewelry, neckchains, bracelets, fancy necklaces, earrings, diamond jewelry, pre-owned high-end watches and mass-market watches.

The Company reduces gross sales by the amount of returns and discounts to determine net sales each month. Each month a reserve is established for returns based on the Company's historical experience, the amount of gross sales and the customer base. The total of actual returns and the provision for returns reserve amounted to approximately 10.4% of gross sales in fiscal 2001.

                                  DISTRIBUTION

The Company generally utilizes the services of United Parcel Service for shipping its products.

                                   COMPETITION

The Company operates principally as a wholesale jewelry distributor, and as such, its primary competitive factors in the industry are price, quality and customer service. The Company's specialized customer service programs are important competitive factors in sales to jewelry retailers. The recent trend towards consolidation at the retail level in the jewelry industry and low labor costs outside the United States may increase the level of competition facing the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

                    SOURCE AND AVAILABILITY OF RAW MATERIALS

The Company acquires its inventory from a large number of sources, the loss of any one of which would not have a material impact on the operations of the Company.

The Company uses gold consignment arrangements with a gold lender to supply substantially all of its gold needs. See Item 6."Management's Discussion and Analysis - Liquidity and Capital Resources."

                           SEASONAL NATURE OF BUSINESS

The Company's business is seasonal in nature. Presented below are the Company's net sales for each quarter of fiscal 2001 and fiscal 2000 (net sales have been adjusted on a pro forma basis as if HMS was acquired at the beginning of fiscal
2000):
                                                                 Net Sales
                                                             ($ in thousands)
Fiscal 2001 ended July 31, 2001                               --------------
          First quarter                                         $     3,960
          Second quarter                                              5,131
          Third quarter                                               2,515
          Fourth quarter                                              2,547
                                                              --------------
             Total                                              $    14,153
                                                              ==============

Fiscal 2000 ended July 31, 2000

          First quarter                                         $     4,059
          Second quarter                                              6,338
          Third quarter                                               3,039
          Fourth quarter                                              2,763
                                                              --------------
            Total                                               $    16,199
                                                              ==============

The Company has experienced a seasonal pattern in its operating results with the second quarter (ended January 31) typically having the highest sales. This fluctuation is mitigated to a degree by the early placement of orders by many of the Company's customers, particularly for the Christmas holiday season. This accounts for the first quarter (ended October 31) having higher sales than the third and fourth quarter. In addition, the Company markets holiday and seasonal products year round for such occasions as Mother's Day, Valentine's Day, Father's Day, religious holidays and school graduations.

                                 MAJOR CUSTOMERS

The Company has a large number of wholesale customers, with jewelry stores located throughout the United States, the largest accounting for less than 2% of net sales. Retail sales also serve a large number of customers. The loss of any individual wholesale or retail customer would not have a material impact on the operations of the Company.

                                    EMPLOYEES

At July 31, 2001, the Company had 53.75 equivalent employees as compared to 24.5 equivalent employees at July 31, 2000.


ITEM 2.  DESCRIPTION OF PROPERTY

At July 31, 2001, the Company maintained its corporate headquarters and its wholesale silver jewelry inventory and operations at 111 Rhodes Street, Conroe, Texas 77301. The office and warehouse is 7,500 square feet and is leased from the President and principal owner of the Company for $2,200 per month. The Company maintains its wholesale gold inventory and operations in Dallas, Texas. The office and operations area comprises 8,075 square feet and is leased from a company owned by the President of HMS for $8,075 per month.

At July 31, 2001, the Company also operated four retail jewelry stores in the Houston area with aggregate monthly rent of approximately $11,900 and three wholesale outlets in Dallas with monthly rent of approximately $5,100.

The Company also attends a number of regional shows as a part of its wholesale silver and gold operations. Booth rental for shows averages approximately $3,800 per month.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any litigation that would be material to the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

SGD had been a non-reporting publicly traded company with certain of its securities exempt from registration under the Securities Act of 1933 pursuant to Rule 504 of Regulation D and Rule 701 of the General Rules and Regulations of the Securities and Exchange Commission. SGD's common stock is traded on the OTC:Bulletin Board operated by NASDAQ under the symbol SGD. SGD had not filed a registration statement with the Securities and Exchange Commission and had not been a reporting company under the Securities Exchange Act of 1934 prior to April 3, 2000. The Nasdaq Stock Market implemented a change in its rules requiring all companies trading securities on the OTC:Bulletin Board to become reporting companies under the Securities Exchange Act of 1934.

The Company was required to become a reporting company by the close of business on April 3, 2000, or no longer be listed on the OTC: Bulletin Board. SGD effected a merger with Benton and has become a successor issuer thereto in order to comply with the reporting company requirements implemented by the Nasdaq Stock Market.

The following chart shows the quarterly high and low bid prices for the Company's Common Stock for the last two years, as reported on the OTC: Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                           Opening         High            Low         Closing
                                                             Bid            Bid             Bid           Bid


Quarter ended October 31, 1999                              $.50           $1.13           $.28          $.63
Quarter ended January 31, 2000                              $.63           $1.50           $.56          $1.00
Quarter ended April 30, 2000                                $1.00          $2.72           $.81          $2.50
Quarter ended July 31, 2000                                 $2.50          $3.25           $1.63         $1.88
Quarter ended October 31, 2000                              $1.88          $3.13           $1.63         $2.00
Quarter ended January 31, 2001                              $2.00          $2.50           $.88          $1.50
Quarter ended April 30, 2001                                $1.50          $1.97           $.70          $.75
Quarter ended July 31, 2001                                 $.75           $1.00           $.41          $.70

HOLDERS

As of July 31, 2001, there were approximately 232 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

DIVIDENDS

The Company has not previously paid cash dividends on its common stock, and intends to utilize current resources to expand; thus, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic conditions and their impact on the retail sales environment; 2. Fluctuations in the price of gold and other metals used to manufacture our jewelry; 3. Customer requirements; 4. Competition from outside the United States where labor costs are substantially lower; and 5. Success of marketing, advertising and promotional campaigns.

The operations of the Company consist primarily of the wholesale sales of HMS and the retail and wholesale sales of Silver. HMS is included since October 1, 2000, the effective date of its acquisition. Silver has been in operation since 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $6,657,979 at July 31, 2000 to $5,799,546 at July 31, 2001. The working capital decrease of $858,433 is primarily the result of including one of the two payments due on the HMS purchase, in the amount of $1,250,000, in current liabilities.

On October 23, 2000, the Company completed the acquisition of the business and assets of HMS Jewelry Co., Ltd., a Texas limited partnership, and HMS Operating Company, a Texas corporation, (collectively "HMS") for $7 million, $4.5 million in cash and $2.5 million in convertible secured promissory notes. The purchase also included $47,500 in legal and professional costs. The notes bear interest at eight percent (8%) per annum and require monthly payment of interest. The notes are convertible into the Company's common stock at $1.25 per share, as adjusted for any stock splits or combinations. One note in the amount of $1.25 million is due October 15, 2001 and the other note in the amount of $1.25 million is due October 15, 2002. On October 15, 2001, the Company received a loan from a related party in the amount of $675,000, paid one-half of the $1,250,000 note due on that date and extended the balance of $625,000 until April 15, 2002 with the same terms as the original note.

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

HMS relies on a gold consignment program, short-term borrowings and internally generated funds to finance its inventories and accounts receivable. HMS fills most of its gold supply needs through a gold consignment arrangement with a gold lender. Under the terms of that arrangement, HMS is entitled to lease the lesser of an aggregate of 13,200 ounces of fine gold or an aggregate consigned gold value not to exceed $3,450,000. The consigned gold is secured by substantially all property of HMS, including its cash, accounts receivable, inventory and machinery and equipment and the corporate guaranty of SGD. HMS pays the gold lender a consignment fee based on the dollar value of ounces of gold outstanding under their agreement, which value is based on the daily Second London Gold Fix. HMS believes that its financing rate under the consignment arrangement is substantially similar to the financing rates charged to gold consignees similarly situated to HMS. As of July 31, 2001, HMS held 10,251 ounces of gold on consignment with a market value of $2,725,741.

The consignment agreement contains restrictive covenants relating to maximum usage, net worth, working capital and other financial rations and the agreement requires HMS to own a specific amount of gold at all times. At July 31, 2001, HMS was in compliance with all of the covenants in the consignment agreement.

The consignment agreement is terminable by the gold lender upon 60 days notice. If the gold lender were to terminate its existing gold consignment arrangement, HMS does not believe it would experience an interruption of its gold supply that would materially adversely affect its business. HMS believes that other consignors would be willing to enter into similar arrangements should its gold lender terminate its relationship with the company.

Consigned gold is not included in inventory, and there is no related liability recorded. As a result of these consignment arrangements, HMS is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the gold lender, since HMS does not purchase gold from the gold lender until receipt of a purchase order from, or shipment of jewelry to, its customers.

While we believe our supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may impact the demand for our products. During the past two years, the monthly average for the closing price of gold according to the Second London Gold Fix ranged from a low of $262.00 per ounce to a high of $316.00 per ounce. Fluctuations in the precious metals markets and credit may result in an interruption of our gold supply or the credit arrangements necessary to allow us to support our accounts receivable and continue the use of consigned gold.

The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS does not have any advances on this line of credit at July 31, 2001.

During fiscal 2001, the Company had $1,381,735 in cash used in operating activities. The most significant use of cash was a reduction in accounts payable of $1,081,845. Other major uses of cash included an increase in inventory of $614,282, use of $333,587 in cash to acquire marketable equity securities and an unrealized gain on marketable equity securities of $239,973. Major increases in cash include a reduction of $525,959 in accounts receivable and depreciation and amortization of $299,201.

The Company used $3,046,204 in investing activities, which included $2,787,872 for the acquisition of HMS, net of cash received.

The Company had $858,636 in net cash provided by financing activities. This included proceeds from sale of common stock of $1,567,500, use of $500,000 for a loan and $202,820 used to reduce long-term debt and notes payable, including related party notes.

The Company is currently budgeting $100,000 for capital expenditures for fiscal 2002. This includes approximately $50,000 to complete the software and hardware for the management information system to be used in the operations of Silver. The Company anticipates the inventory management capabilities of the new software will allow them to be more efficient and operate at much lower inventory levels.

SALES AND COST OF SALES

Sales increased $10,614,722 (649%) to $12,249,684 in fiscal 2001 as compared to $1,634,962 in fiscal 2000. The main reason for the increase in sales was the acquisition of HMS effective October 1, 2000. On a pro forma basis, as if HMS were acquired at the beginning of fiscal 2000, sales would have been $14,153,000 in fiscal 2001 and $16,199,000 in fiscal 2000, a decrease of 12.6%. Sales and related cost of sales may be summarized as follows:

                                                     2001                2000

Sales and revenues:
  HMS                                       $     9,755,241    $              -
  Silver and other                                2,494,443           1,634,962
                                                -----------          ----------
    Recorded sales                               12,249,684           1,634,962
  HMS pro forma                                   1,903,316          14,564,038
                                                -----------          ----------
    Pro forma sales and revenue                  14,153,000          16,199,000

Cost of sales:
  HMS                                             6,792,626                   -
  Silver and other                                1,083,931             824,585
                                                -----------          ----------
    Recorded cost of sales                        7,876,557             824,585
                                                -----------          ----------
  HMS pro forma                                   1,425,238          10,780,192
                                                -----------          ----------
    Pro forma cost of sales                       9,301,795          11,604,777
                                                -----------          ----------
Pro forma gross profit                      $     4,851,205    $      4,594,223
                                                ===========          ==========


On a pro forma basis, HMS sales decreased $2,905,481 (19.9%) from $14,564,038 in fiscal 2000 to $11,658,557 in fiscal 2001. HMS is more negatively impacted by the economy than the operations of Silver. This is primarily an issue of price, with more customers opting for cheaper silver jewelry when the economy is slow. This accounts for part of the Silver's sales increase, with retail sales increasing 78% (73% from new store sales and 5% from same store sales increases) and wholesale sales increases of 48%. Silver's sales include 39% from retail sales and 61% from wholesale sales during fiscal 2001 as compared to 35% retail and 65% wholesale in fiscal 2000.

Gross profit margins, on a pro forma basis, improved from 28.4% in fiscal 2000 to 34.3% in fiscal 2001. Both segments had improved gross profit margins with HMS improving from 26.0% to 29.5% and Silver improving from 49.6% to 56.5%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                SILVER AND OTHER

Silver and other selling, general and administrative expenses increased from $1,082,243 in fiscal 2000 to $1,975,948 in fiscal 2001.

Labor and benefit costs accounted for $436,139 of the increase, with a fiscal 2000 amount of $413,802 and a fiscal 2001 amount of $849,941. During fiscal 2001, personnel increased from 24.5 equivalent employees to 31.75 equivalent employees by the end of the year. In addition to adding two retail locations, the Company also added three wholesale locations. Commission increased $51,150 during fiscal 2001, which included $23,742 in retail commissions and $27,408 in wholesale commissions. Wholesale commission increases are primarily due to staff increases which have resulted in corresponding sales increases. In addition, the Company began offering group medical coverage during fiscal 2001, which amounted to $35,890 for the seven months it was in effect. A portion of the labor increase is a result of the installation and implementation of an inventory and accounting system which will provide substantially improved inventory tracking and monitoring, thus allowing for improved ordering and better management of the inventory asset.

Rent expense for Silver increased $127,572 from $124,062 in fiscal 2000 to $251,634 in fiscal 2001, principally due to the addition of two retail and three wholesale locations, which account for $123,965 of the increase.

During fiscal 2001, the Company updated their catalog and also opened two new retail locations, resulting in advertising and promotional expense increases from $4,684 during fiscal 2000 to $76,544 during fiscal 2001.

The remaining costs increased $258,134 (47.8%) to $797,829 in fiscal 2001 from $539,695 in fiscal 2000. This increase includes increases in most expense categories and is consistent with the 52.6% sales increase.

Silver is currently implementing a new inventory and sales tracking system which is expected to provide a substantially improved method of monitoring inventory levels and sales trends. The implementation process has contributed to the increased selling, general and administrative costs.

                              GOLD OPERATIONS (HMS)

Selling, general and administrative expenses for HMS for the ten-month period since October 1, 2000 amounted to $2,420,681. On a pro forma basis, selling, general and administrative expenses amounted to $2,708,359 for fiscal 2001 and $2,207,716 for fiscal 2000, an increase of $500,643 (22.7%).

Goodwill amortization expense in fiscal 2001 was $205,330 as a result of the acquisition of HMS which was effective October 1, 2000. There was no amortization expense in fiscal 2000.

Accounting and legal costs increased $105,109 (203%) from $51,660 in fiscal 2000 to $156,769 in fiscal 2001. The majority of this cost increase is the result of items which should not recur, including costs associated with the purchase of HMS by SGD and approximately $16,000 in costs associated with a data recovery process which was required when both the main server hard drive failed and the mirror image backup also failed.

Officer compensation increased $115,112 from $39,888 in fiscal 2000 to $155,000 in fiscal 2001. This increase is a result of the employment agreement for the president of HMS.

Rent expense decreased $92,033 from $282,858 in fiscal 2000 to $190,825 in fiscal 2001. The decrease is a result of the change in the lease on the HMS facility. This rent was reduced from $20,000 per month to $8,075 per month and substantially offsets the increase in officer

Bad debt expense increased $56,105 from $208 in fiscal 2000 to $56,313 in fiscal 2001. With only $208 in net bad debt expense in fiscal 2000, the net write-offs were substantially below the normal level. The experience in fiscal 2001 of .48% is more comparable to historical results.

Advertising expense increased $36,300 (15.6%) from $232,716 in fiscal 2000 to $269,017 in fiscal 2001. During fiscal 2000, the company experienced its highest level of revenues in its history. The initial part of fiscal 2001 advertising was based on this higher sales level. In addition, the company initiated flyer programs with an increased cost of $16,483 from $8,717 in fiscal 2000 to $25,201 in fiscal 2001.

The company is partially self insured for health insurance claims. This increased $31,838 to $48,251 in fiscal 2001 from $16,413 in fiscal 2000. This type of item can vary widely due to the relatively small group size, 22 at the end of fiscal 2001. The company's maximum exposure is $5,800 per claim.

All other costs of $1,626,854 in fiscal 2001 increased $42,882 (2.7%), net from the fiscal 2000 total.

GOLD CONSIGNMENT FEE

The gold consignment fee charged by the gold lender for HMS during the ten-month period HMS was owned by SGD amounted to $125,094 in fiscal 2001.

INTEREST EXPENSE

Interest expense increased from $30,515 ($4,088 to related parties) in fiscal 2000 to $212,265 ($180,015 to related parties) in fiscal 2001. The increase relates primarily to the acquisition of HMS. Related party interest includes $166,667 on the debt incurred in the acquisition of HMS and $9,349 on HMS debt owed to its president.

UNREALIZED GAIN ON MARKETABLE SECURITIES

In fiscal 2001, the Company recognized an unrealized gain in the amount of $239,973 on their investment in trading securities. The Company did not own any trading securities in fiscal 2000.

INTEREST AND OTHER INCOME

Interest and other income increased from $61,268 in fiscal 2000 to $235,365 in fiscal 2001. The majority of this income is from interest on cash deposits. The Company had a substantially higher average cash balance during fiscal 2001 than they had in fiscal 2000.

INCOME TAXES

Income tax benefit amounted to $3,423 during fiscal 2001 as compared to $26,456 during fiscal 2000. The income tax benefit during fiscal 2000 would have been $80,456, due primarily to the net operating loss for the period; however, the Company elected to establish a valuation allowance of $54,000 and reduced the deferred tax asset and income tax benefit by this amount. During fiscal 2001, the Company was profitable and determined that their income tax net operating loss would, more likely than not, be recoverable from future earnings. Accordingly, the Company reversed the $54,000 valuation allowance they had recorded in fiscal 2000.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No, 133), "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement of Financial Accounting Standards No. 138. This Statement standardized the accounting for derivative instruments by requiring that an entity recognize the items as assets and liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was to become effective for fiscal years beginning after June 15, 1999; however, in June 1999, Statement of Financial Accounting Standards No. 137 was issued extending the effective date to June 15, 2000. The Company adopted this Statement on August 1, 2000 and there was no effect of the adoption on the results of operations or financial position.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 or for which the date of acquisition is July 1, 2001, or later. The Company adopted this Statement on August 1, 2001 with no effect on the results of operations or financial position.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company has elected to adopt this Statement effective August 1, 2001. The Company does not expect to record an impairment loss as a result of the initial application of this Statement. Goodwill amortization expense during fiscal 2001 and fiscal 2000, would have been $213,608 less and $6,672 less, respectively, had the Statement been in effect during those years.


ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements of SGD Holdings, LTD, formerly Goldonline International, Inc., and Subsidiaries, together with the report thereon of Stephen P. Higgins, C.P.A. dated September 18, 2001 (October 15, 2001 as to Note
15) for the years ended July 31, 2001 and 2000 is set forth as follows:


                   Index to Consolidated Financial Statements


                                                                   Page
                                                                    No.

Index                                                               14

Auditors Report                                                     15

Consolidated Balance Sheet                                          16

Consolidated Statements of Operations                               17

Consolidated Statement of Stockholders' Equity                      18

Consolidated Statements of Cash Flows                              19-20

Notes to Consolidated Financial Statements                         21-35

                           Stephen P. Higgins, C.P.A.
                               67 Dumbarton Drive
                           Huntington, New York 11743






Board of Directors
SGD Holdings, Ltd. (formerly Goldonline
  International, Inc.) and Subsidiaries


We have audited the accompanying consolidated balance sheet of SGD Holdings, Ltd. (formerly Goldonline International, Inc.) and Subsidiaries as of July 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended July 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SGD Holdings, Ltd. (formerly Goldonline International, Inc.) and subsidiaries as of July 31, 2001 and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                                   s/ Stephen P. Higgins, C.P.A.



September 18, 2001
(October 15, 2001 as to Note 15)
Huntington, New York


SGD HOLDINGS, LTD. AND SUBSIDIARIES
(Formerly Goldonline International, Inc.)
Consolidated Balance Sheet
July 31, 2001


Assets
Current assets
  Cash and cash equivalents                                                                                 $ 2,399,898
  Accounts receivable, net of allowance of $75,139                                                            1,024,510
  Marketable investment securities                                                                              657,000
  Note receivable                                                                                               500,000
  Inventory                                                                                                   3,018,042
  Prepaid expenses and other assets                                                                             123,523
  Due from related parties
                                                                                                                  9,309
  Deferred income taxes                                                                                          63,100
                                                                                                     -------------------
Total current assets                                                                                          7,795,382
                                                                                                     -------------------
Property and equipment, net                                                                                     474,257
Marketable investment securities                                                                                429,550
Deposits                                                                                                        128,438
Goodwill, less accumulated amortization of $221,392                                                           3,600,951
                                                                                                     -------------------
                                                                                                           $ 12,428,578
                                                                                                     ===================

Liabilities and Stockholders' Equity
Current liabilities
  Current installments of long-term debt and notes payable                                                   $  182,534
  Notes payable due related parties                                                                           1,355,153
  Accounts payable                                                                                              330,457
  Accured expenses                                                                                              124,306
  Due to shareholder
                                                                                                                  3,386
                                                                                                     -------------------
Total current liabilities                                                                                     1,995,836
                                                                                                     -------------------
Long-term debt less current installments                                                                         70,142
Notes payable due related party                                                                               1,250,000
Deferred income taxes payable
                                                                                                                  9,200

Stockholders' equity
  Common stock, $.0001 par value.  Authorized 200,000,000 shares; issued and outstanding 97,099,408 shares
                                                                                                                  9,710
  Paid-in capital                                                                                             9,098,284
  Deficit                                                                                                       (4,594)
                                                                                                     -------------------
Total stockholders' equity                                                                                    9,103,400
                                                                                                     -------------------
                                                                                                           $ 12,428,578
                                                                                                     ===================

See accompanying notes to consolidated financial statements.



SGD HOLDINGS, LTD. AND SUBSIDIARIES
(Formerly Goldonline International, Inc.)
Consolidated Statements of Operations
Years ended July 31, 2001 and July 31, 2000



                                                                                       Year                Year
                                                                                      Ended                Ended
                                                                                  July 31, 2001        July 31, 2000


Sales and revenues                                                                    $ 12,249,684          $1,634,962
Cost of sales                                                                            7,876,557             824,585
                                                                                -------------------  ------------------
Gross profit                                                                             4,373,127             810,377
  Selling, general and administrative expense                                            4,396,629           1,082,243
                                                                                -------------------  ------------------
Loss from operations                                                                       (23,502)           (271,866)

Other income (expense)
  Interest expense                                                                         (32,250)            (26,427)
  Interest expense - related parties                                                      (180,015)             (4,088)
  Gold consignment fee                                                                    (125,094)                  -
  Unrealized gain on marketable securities                                                 239,973                   -
  Interest and other income                                                                235,365              61,268
                                                                                -------------------  ------------------
                                                                                           137,979              30,753
                                                                                -------------------  ------------------
Earnings (loss) before income taxes                                                        114,477            (241,113)
Income tax expense (benefit)                                                                (3,423)            (26,456)
                                                                                -------------------  ------------------
Net earnings (loss)                                                                     $  117,900          $ (214,657)
                                                                                ===================  ==================

Basic and diluted earnings (loss) per share                                              $   0.001           $  (0.002)
                                                                                ===================  ==================

Weighted Average Shares Outstanding                                                     95,899,696          89,381,618
                                                                                ===================  ==================


See accompanying notes to consolidated financial statements.




                                       17

SGD HOLDINGS, LTD. AND SUBSIDIARIES
(Formerly Goldonline International, Inc.)
Consolidated Statement of Stockholders' Equity
Years ended July 31, 2001 and July 31, 2000


                                                                                                   Retained
                                                     Common Stock                 Paid-in          Earnings
                                               Shares          Par Value          Capital         (Deficit)           Total

Balance, August 1, 1999                        86,996,408           $ 8,700          $217,420         $ 92,163          $318,283
Options exercised for cash                         50,000                 5             1,695                -             1,700
Options exercised for services                     58,000                 5            18,119                -            18,124
Common shares sold for cash                     5,080,000               508         5,976,992                -         5,977,500
Warrants exercised for cash                     1,600,000               160           799,840                -           800,000
Merger with Benton Ventures                     1,200,000               120             (120)                -                 -
Net loss                                                -                 -                 -        (214,657)         (214,657)
                                            --------------   ---------------  ----------------  ---------------  ----------------
Balance, July 31, 2000                         94,984,408             9,498         7,013,946        (122,494)         6,900,950
                                            --------------   ---------------  ----------------  ---------------  ----------------
Common shares sold for cash                     1,100,000               110         1,567,390                          1,567,500
Common shares issued:
  For services                                     50,000                 5            87,495                -            87,500
  For investment                                  965,000                97           429,453                -           429,550
Net earnings                                            -                 -                 -          117,900           117,900
                                            --------------   ---------------  ----------------  ---------------  ----------------
Balance, July 31, 2001                         97,099,408           $ 9,710        $9,098,284        $ (4,594)        $9,103,400
                                            ==============   ===============  ================  ===============  ================



See accompanying notes to consolidated financial statements.





                                       18

SGD HOLDINGS, LTD. AND SUBSIDIARIES
(Formerly Goldonline International, Inc.)
Consolidated Statements of Cash Flows
Years ended July 31, 2001 and July 31, 2000

                                                                                 Year                 Year
                                                                                Ended                 Ended
                                                                            July 31, 2001         July 31, 2000

Cash flows used in operating activities
Net earnings (loss)                                                               $ 117,900           $  (214,657)
Adjustments to reconcile net earnings (loss) to net
 cash used in operating activities:
  Depreciation and amortization                                                     299,201                47,335
  Deferred income taxes                                                              (3,423)              (26,456)
  Unrealized gain on marketable equity securities                                  (239,973)                    -
  Purchase of marketable equity securities                                         (333,587)                    -
  Deferred revenue realized                                                         (52,145)                    -
  Common stock issued for services                                                        -                18,125
  Provision for bad debts                                                             2,217                11,595
  Gain on sale of assets                                                             (7,054)                    -
  Refund from tax net operating loss carryback                                       18,623                     -
  Accounts receivable                                                               525,959               (67,164)
  Inventory                                                                        (614,282)             (512,130)
  Other assets                                                                      (92,135)              (85,250)
  Accounts payable                                                               (1,081,845)               46,550
  Accrued expenses                                                                   78,809                (1,750)
                                                                          -------------------  -------------------
Net cash used in operating activities                                            (1,381,735)             (783,802)
                                                                          -------------------  -------------------

Cash flows used in investing activities
  Capital expenditures                                                             (153,332)              (23,628)
  Acquisition of HMS net of cash acquired                                        (2,787,872)                    -
  Acquisition of Native Trade                                                      (105,000)                    -
                                                                          -------------------  -------------------
Net cash used in investing activities                                            (3,046,204)              (23,628)
                                                                          -------------------  -------------------

Cash flows provided by financing activities
  Proceeds from sale of common stock                                              1,567,500             6,779,200
  Loan proceeds                                                                       2,336                50,000
  Repayment of long-term debt and notes payable                                    (202,820)              (77,440)
  Amounts due to and from related parties                                            (8,380)               (9,555)
  Loan advanced                                                                    (500,000)                    -
                                                                          -------------------  -------------------
Net cash provided by financing activities                                           858,636             6,742,205
                                                                          -------------------  -------------------
Net increase in cash and cash equivalents                                        (3,569,303)            5,934,775
Cash and cash equivalents, beginning of period                                    5,969,201                34,426
                                                                          -------------------  -------------------
Cash and cash equivalents, end of period                                        $ 2,399,898           $ 5,969,201
                                                                          ===================  ====================

See accompanying notes to consolidated financial statements.
                                                                                               (Continued)




                                       19

SGD HOLDINGS, LTD. AND SUBSIDIARIES
(Formerly Goldonline International, Inc.)
Consolidated Statements of Cash Flows, Continued
Years ended July 31, 2001 and July 31, 2000


                                                                                      Year                  Year
                                                                                      Ended                Ended
                                                                                  July 31, 2001        July 31, 2000

Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:
  Interest and gold consignment fee                                                   $   333,359             $  26,427
  Income taxes                                                                        $         -             $   5,384

Noncash investing and financing activities are as follows:


Acquisition of equipment in exchange for long-term debt                               $    62,376             $  19,462
Financed insurance premiums                                                           $    26,136             $       -
Notes payable due related party, issued as part of
  acquisition of HMS                                                                  $ 2,500,000             $       -
Common stock issued for marketing agreement                                           $    87,500             $       -
Common stock issued for investment in marketable securities                           $   429,550             $       -












See accompanying notes to consolidated financial statements.





                                       20

SGD HOLDINGS, LTD. AND SUBSIDIARIES
(Formerly Goldonline International, Inc.)
Notes to Consolidated Financial Statements


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of consolidation and presentation
          The consolidated financial statements include the accounts of SGD Holdings, Ltd. (formerly Goldonline International, Inc.)
          ("SGD") and its wholly owned subsidiaries Con-Tex Silver Imports, Inc. ("Silver"), HMS Jewelry Company, Inc. ("HMS") and Jewelry Solutions & Commerce, Inc. (formerly Gold Online.com, Inc.) ("Jewelry") (collectively referred to as the "Company"). All material intercompany accounts and transactions have been eliminated.

          Organization
          SGD was incorporated May 22, 1996 in Delaware as Transun International Airways, Inc. and until June 1999 was a development stage company with plans to establish itself as an air transport company providing non-scheduled air service (charter flights) for tour operators, charter brokers, cruise line casinos, theme parks and theme attractions. Transun International Airways, Inc. changed its name to Goldonline International, Inc. on June 10, 1999. Goldonline International, Inc. changed its name to SGD Holdings, Ltd. on January 24, 2001.

          Silver was incorporated September 12, 1994 in Texas. HMS was incorporated October 12, 2000 in Texas. Jewelry was incorporated on February 3, 1999 in Delaware.

          On June 10, 1999, SGD acquired all of the issued and outstanding common stock of Silver and Jewelry. For accounting purposes, the acquisitions were treated as the acquisition of Silver and Jewelry by SGD with Silver as the acquiror (reverse acquisition). The historical financial statements prior to June 10, 1999 are those of Silver.

          On October 26, 2000, SGD completed the acquisition of HMS Jewelry Co., Ltd., a Texas limited partnership and HMS Operating Company, a Texas corporation and transferred the assets acquired and liabilities assumed into HMS Jewelry Company, Inc. For accounting purposes, the acquisition was treated as a purchase.

          Merger
          On April 20, 2000, pursuant to an agreement and plan of reorganization dated April 11, 2000, SGD acquired 100% of the issued and outstanding common stock of Benton Ventures, Inc. ("Benton"), a Delaware corporation, in exchange for 1,200,000 newly issued common shares of SGD. On April 25, 2000, the Board of Directors of SGD elected to merge Benton into SGD pursuant to Section 253 of Delaware's General Corporate Laws. As a result of the merger, SGD became the surviving company and assumed the reporting responsibilities under successor issuer status as more fully detailed in Section 12(g)(3) of The Securities Exchange Act of 1934. Benton was a dormant company and its assets and liabilities were insignificant; accordingly, no pro forma information is presented.

          Nature of business
          SGD is a holding company principally engaged in acquiring and developing jewelry businesses. HMS is primarily involved in the wholesale gold jewelry business. Silver is involved in both the wholesale and retail jewelry business, principally silver. Jewelry now operates as an e-commerce solutions provider to the Company's clients by offering web hosting services and back office jewelry fulfillment services.

          Cash equivalents
          The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At July 31, 2000, cash equivalents consist of money fund investments, money market accounts and business checking accounts.

          Marketable investment securities
          Marketable investment securities are classified into the following categories:
               o Trading securities reported at fair value with unrealized gains and losses included in earnings;
               o Available-for-sale securities reported at fair value with unrealized gains and losses, net of deferred income taxes, reported in other comprehensive income; and
               o     Held-to-maturity securities reported at amortized cost.

          Inventories
          Inventories consist primarily of gold and silver jewelry and are carried at the lower of average cost or market.

          The Company satisfies a majority of its gold supply needs through a gold consignment agreement with a financial institution that leases gold to the Company ("gold lender"). In accordance with the terms of the agreements, the Company has the option of repaying the gold lender in an equivalent number of ounces of fine gold or cash based upon the then quoted London Bullion Brokers' second fixing price.

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

          Income taxes
          The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Revenue and cost recognition
          Sales revenues are recognized when the product is shipped. Cost of sales, which is recognized simultaneously with the recognition of sales, is comprised of the cost of materials and indirect costs incurred during the manufacturing process.

          Allowance for sales returns
          The Company reduces gross sales by the amount of discounts and returns to determine net sales. Each month the Company estimates a reserve for returns based on historical experience and the amount of gross sales. The reserve is adjusted periodically to reflect the Company's actual return experience.

          Catalog costs
          Catalog costs are charged to expense as incurred, the only exception being major catalog revisions. Costs capitalized are amortized over the units of catalogs shipped, up to a maximum of two years. At July 31, 2001, there were no unamortized catalog revision costs capitalized.

          Shipping and handling costs
          Shipping and handling costs billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as a selling expense. Shipping expenses, which include only third party costs of shipping, for the years ended July 31, 2001 and July 31, 2000 were $264,000 and $22,600, respectively.

          Stock option plans
          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

          Recent accounting pronouncements
          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No, 133), "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement of Financial Accounting Standards No. 138. This Statement standardized the accounting for derivative instruments by requiring that an entity recognize the items as assets and liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was to become effective for fiscal years beginning after June 15, 1999; however, in June 1999, Statement of Financial Accounting Standards No. 137 was issued extending the effective date to June 15, 2000. The Company adopted this Statement on August 1, 2000 and there was no effect of the adoption on the results of operations or financial position.

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."
          All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 or for which the date of acquisition is July 1, 2001, or later. The Company adopted this Statement on August 1, 2001 with no effect on the results of operations or financial position.

          SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company has elected to adopt this Statement effective August 1, 2001. The Company does not expect to record an impairment loss as a result of the initial application of this Statement. Goodwill amortization expense during fiscal 2001 and fiscal 2000, would have been $213,608 less and $6,672 less, respectively, had the Statement been in effect during those years.

          Reclassifications
          Certain reclassifications were made to the prior year's financial statements to conform to the current year's presentation.


2.       ACQUISITION

          Effective October 1, 2000, the Company acquired, pursuant to an Agreement and Plan of Merger the operations and business of HMS, in exchange for $4,500,000 in cash and convertible promissory notes in the amount of $2,500,000. The purchase also included $47,500 in legal and professional costs. The transaction resulted in the merger of the business and operations of HMS Jewelry Co., Ltd., a Texas limited partnership and HMS Operating Company, a Texas corporation into a newly formed subsidiary of the Company, HMS Jewelry Company, Inc. HMS is a national jewelry wholesaler, specializing in 18K, 14K and 10K gold and platinum jewelry, with headquarters in Dallas, Texas. HMS markets its products to a network of over 30,000 retail jewelers, through a catalog and telephone ordering system and through its B2B online catalog http://www.HMSgold.com.
                         ----------------------

          The acquisition was accounted for by the purchase method of accounting and, accordingly, the statements of consolidated income include the results of HMS beginning October 1, 2000. The assets acquired and the liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. Goodwill is being amortized over fifteen years and all of it is expected to be deductible for tax purposes. A summary of the estimated fair values of assets acquired and liabilities assumed in the acquisition follows:

                  Current assets                                 $   4,584,749
                  Property and equipment                               192,815
                  Other                                                 21,997
                  Goodwill                                           3,695,942
                                                                 -------------
                    Total assets                                     8,495,503
                                                                 -------------
                  Liabilities assumed                               (1,448,003)
                                                                 -------------
                  Purchase price (net assets acquired)               7,047,500
                  Less cash acquired                                (1,729,628)
                  Less convertible promissory notes                 (2,500,000)
                                                                 -------------
                  Net cash paid                                  $   2,817,872
                                                                 =============

          Unaudited pro forma results of operations for the years ended July 31, 2001 and 2000, as if the Company and HMS had been combined as of the beginning of the periods, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                                                                    Pro forma
                                                                               Year ended July 31,
                                                                      (Thousands except for per share data)
                                                                                2001              2000

                  Net sales                                                  $    14,153       $     16,199
                  Net income                                                 $       144       $        492
                  Net income per common share
                    Assuming dilution                                        $    .001         $  .006
                    Basic                                                    $    .001         $  .006

          The Company acquired the assets and business known as Native Trade for $105,000 in cash effective September 1, 2000. The payment was allocated to inventory in the amount of $68,719, furniture and fixtures in the amount of $10,000 and goodwill in the amount of $26,281, which is being amortized over 15 years.

3.       MARKETABLE INVESTMENT SECURITIES

         The following summarizes the Company's investment in securities at July 31, 2001:

                  Trading securities:
                           Cost                                 $     417,027
                           Unrealized gain                            239,973
                                                                -------------
                             Fair value                         $     657,000
                                                                =============
                  Available-for-sale securities:
                           Cost                                 $     429,550
                           Unrealized gain                                  -
                                                                -------------
                             Fair value                         $     429,550
                                                                =============

          During fiscal 2001 the Company included in earnings $239,973 in unrealized gains. The Company did not sell any of their marketable investment securities during fiscal 2001, accordingly, no realized gains were recognized.

          On July 20, 2001, the Company completed the acquisition of 355,000 shares of the common stock of Premier Concepts, Inc. ("Premier") in exchange for 965,000 shares of its common stock. The Company used the July 31, 2001 closing market price as quoted on the Nasdaq Stock Market to value the transaction.

          The shares of common stock of Premier are "restricted securities" under Rule 144. The Company's investment represents 16.2% of the outstanding stock of Premier and accordingly the Company is subject to certain restrictions on the number of shares it can sell and its required holding period. The Company has classified its investment in Premier as available-for-sale securities as a result of the Company's intention to hold the securities indefinitely pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

          Unrealized gains and losses based on fluctuations in the market value of available-for-sale securities are included in other comprehensive income as an adjustment to equity. The Company did not record any unrealized gain or loss since they valued the transaction using the last closing price for July 2001.

          Due to the limited market for Premier common stock, it is likely that only limited quantities of the stock will be able to be sold in the open market after the required holding period. As a result of these restrictions and the probable limited trading volume the Company believes the fair value of the investment is less than the recorded value required by SFAS No. 115 and that there can be no assurance the Company will realized the recorded value of its investment in Premier.

4.        INVENTORIES

          Inventories at July 31, 2001 consist of:

                  Gold jewelry                              $        3,961,804
                  Silver jewelry and other                           1,781,979
                                                            ------------------
                    Total                                            5,743,783
                  Less consigned gold                               (2,725,741)
                                                            ------------------
                    Net inventories                         $        3,018,042
                                                            ==================

          At July 31, 2001, inventories excluded 10,251 ounces of gold on consignment.


5.       NOTE RECEIVABLE

          The Company made a loan in the amount of $500,000 to a company which is due February 20, 2002. The Company received marketable securities with a value of $83,440 to prepay the interest for the one year loan period. Accrued expenses include the balance of unearned interest income in the amount of $31,295.


6.       PROPERTY AND EQUIPMENT

          Property and equipment consist of the following at July 31, 2001:

                  Office and computer equipment                 $   167,922
                  Transportation equipment                          168,038
                  Furniture and fixtures                            110,026
                  Software                                          105,669
                  Web site                                           37,225
                  Leasehold improvements                             18,860
                                                                 ----------
                                                                    607,740
                  Less accumulated depreciation                    (133,483)
                                                                 ----------
                                                                $   474,257
                                                                 ==========

7.       LONG-TERM DEBT AND NOTES PAYABLE

         Notes payable consists of the following:

                  Note payable to bank with interest at 9% payable on demand or
                  January 1, 2002 if no demand is made; accrued interest payable monthly; collateralized by all assets of Silver and guaranteed
                  by the principal shareholder of the Company                                     $128,525

                  Note payable to company for  financed  insurance  payable in
                  monthly  installments of $3,030 through October 2001                               8,936

                  Notes payable to companies in monthly installments aggregating
                  $2,891, including interest ranging from 10.46% to 13.38%
                  through January 2005; collateralized by transportation
                  equipment                                                                        115,215
                                                                                                 ---------
                                                                                                   252,676

                  Current installments of long-term debt and notes payable                         182,534
                                                                                                 ---------

                  Long-term debt less current installments                                     $    70,142
                                                                                                 =========


         The aggregate maturities of long-term debt for the periods ending July
         31, 2005 are as follows: 2002 $182,534, 2003 - $17,895, 2004 - $49,335 and 2005 - $2,912.


8.       NOTES PAYABLE DUE RELATED PARTIES

         Long-term debt and notes payable due related parties consists of the following at July 31, 2001:

                  Notes payable to the president of HMS, due $1,250,000 on
                  October 15, 2001 and $1,250,000 on October 15, 2002, with
                  interest payable monthly at 8%, collateralized by the stock of
                  HMS                                                                          $ 2,500,000

                  Note payable to the president of HMS, due on February 15, 2002 with interest payable monthly at the Paine Webber margin
                  interest rate                                                                     55,153

                                       29


                  Note payable to the brother of the principal shareholder of the Company; due on demand with interest at 8%; unsecured;
                  convertible into common stock of the Company at $.01 per share                    50,000
                                                                                                 ---------
                  Total                                                                          2,605,153
                                                                                                 ---------
                  Current installments due related parties                                       1,355,153
                                                                                                 ---------
                  Non-current debt due related parties                                         $ 1,250,000
                                                                                                 =========

          The aggregate maturities of long-term debt due related parties for the periods ending July 31, 2003 are as follows: 2002 - $1,355,153 and 2003 - $1,250,000.


9.       GOLD CONSIGNMENT AND LINE OF CREDIT AGREEMENTS

          HMS has a gold consignment agreement with a gold lender. Under the terms of the agreement, HMS is entitled to lease the lesser of an aggregate amount of 13,200 ounces, or an aggregate consigned gold value not to exceed $3,450,000. Title to such consigned gold remains with the gold lender until HMS purchases the gold. However, during the period of consignment, the entire risk of loss, damage or destruction of the gold is borne by HMS. The purchase price per ounce is based on the daily Second London Gold Fix. HMS pays the gold consignor a consignment fee based upon the dollar value of gold ounces outstanding, as defined in the agreement. At July 31, 2001, HMS had 10,251 ounces of gold on consignment with a market value of $2,725,741. Of this amount, 4,000 ounces was on a three month contract, valued at $270.60 per ounce and charged 4.65%; 4,000 ounces was on a six month contract, valued at $269.50 per ounce and charged 4.8%; and the remainder was valued at the daily Second London Gold Fix, $265.90 per ounce at July 31, 2001, and charged 5.75%.

          The consignment agreement is terminable by the gold lender upon 60 days notice. If the gold lender were to terminate its existing gold consignment agreement, HMS does not believe it would experience an interruption of its gold supply that would materially adversely affect its business. HMS believes that other consignors would be willing to enter into similar arrangements should its gold lender terminate its relationship with the company.

          The consignment agreement contains certain restrictive covenants relating to maximum usage, net worth, working capital, and other financial ratios, and the agreement requires HMS to own a specific amount of gold at all times. At July 31, 2001, HMS was in compliance with all of the covenants in the consignment agreement.

          Consigned gold is not included in inventory, and there is no related liability recorded. As a result of these consignment arrangements, HMS is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the gold lender, since HMS does not purchase gold from the gold lender until receipt of a purchase order from, or shipment of jewelry to, its customers.

          The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS does not have any advances on this line of credit at July 31, 2001.

          Payment for the consigned gold and the line of credit is secured by substantially all property of HMS including its cash, accounts receivable, inventory and equipment and the corporate guarantee of SGD.


10.      INCOME TAXES

          Income tax benefit for the years ended July 31, 2001 and 2000 consists of:

                                                                            2001             2000

          Current                                                     $           -     $          -
          Deferred                                                             3,423           26,456
                                                                      --------------    -------------
            Total                                                     $        3,423    $      26,456
                                                                      ==============    =============

         Actual income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) for the two years ended July 31, 2001 as follows:

                                                                           2001              2000

          Normally expected income tax expense (benefit)               $      38,922    $     (81,978)
          Deferred tax asset valuation allowance                             (54,000)          54,000
          Non-deductible items and other                                      11,655            1,522
                                                                       -------------    -------------
                                                                       $      (3,423)   $     (26,456)
                                                                       =============    =============

          The deferred income tax assets and liabilities at July 31, 2001 are comprised of the following:
                                                                             Current        Noncurrent

          Allowance for bad debts and returns                              $  25,600          $      -
          Net operating loss carryforwards                                   119,100                -
          Marketable securities allowance                                    (81,600)               -
                                                                        ------------     -------------
          Deferred income tax asset                                           63,100                -

          Deferred income tax liability - asset basis                              -           ( 9,200)
                                                                        ------------     -------------
              Net deferred income tax assets (liabilities)                  $ 63,100          $ (9,200)
                                                                        ============     =============

          The Company has available net operating loss carryforwards in the amount of $350,000, of which $35,000 will expire in fiscal 2020 and $315,000 will expire in fiscal 2021.

11.      RELATED PARTY TRANSACTIONS

          Silver leases its corporate headquarters from the principal shareholder of the Company at the rate of $2,200 per month. This amounted to $26,400 during each of the years ended July 31, 2001 and 2000.

          HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $80,750 during fiscal 2001, which includes the ten months during which HMS was owned by the Company. HMS Leasing Company, LLC is owned by the president of HMS.

          The Company had received loans from its principal shareholder. The balance owed was $3,386 at July 31, 2001. At July 31, 2001, the Company had made net advances to the president of HMS, including companies owned by him, of $9,309. See Note 8 for details of note obligations to related parties.


12.      CAPITAL STOCK

                                  Common stock

          The Company has 200,000,000 shares of common stock (par value $.0001) authorized and 96,134,408 shares issued and outstanding at July 31, 2001.

          During fiscal 1999, the Company sold 200,000 units (The "Units") at $1.00 per Unit. Each Unit consisted of 4 shares of common stock and 1 warrant. Each warrant entitled the holder to purchase eight shares of the common stock of the Company at a purchase price of $.50 per share. During fiscal 2000, all warrants were exercised and 1,600,000 shares were issued for $800,000 in cash.

          During fiscal 2000, in addition to the warrants exercised, the Company sold 5,080,000 shares of its common stock for proceeds, net of investment fees paid, of $5,977,500.

          On April 20, 2000, pursuant to an agreement and plan of reorganization dated April 11, 2000, SGD acquired 100% of the issued and outstanding common stock of Benton in exchange for 1,200,000 newly issued common shares of SGD. This transaction was completed to facilitate the Company becoming a reporting company pursuant to requirements implemented by the Nasdaq Stock Market.

          During fiscal 2001, the Company sold 1,100,000 shares of its common stock for proceeds, net of investment fees paid, of $1,567,500. In addition, the Company issued 50,000 shares of its common stock as partial consideration for a five year marketing agreement. The shares were recorded at $1.75 per share, the closing price reported by the
          OTC: Bulletin Board on the date of the agreement.

                                Stock option plan

          On September 1, 1999, the Board of Directors approved the Goldonline International, Inc. Stock Option Plan (the "Plan"), which was approved by a majority of the shareholders at a meeting on the same date. The Company has reserved 10,000,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company. Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value. Non-statutory options must provide for an exercise price of not less than 85% of the fair market value.

         During fiscal 2000 and pursuant to the Plan, the Board of Directors of the Company granted 58,000 non-qualified stock options and 50,000 incentive stock options to certain consultants and an employee. The 58,000 shares were issued for services valued at $18,124 and the 50,000 shares were issued for $1,700 in cash.

         On June 1, 2001, and pursuant to the Plan, the Board of Directors of the Company granted options to each member of the Board of Directors with an exercise price of $1.00 per share. The options expire on June 1, 2002. The following is a summary of option activity for the two years ended July 31, 2001:

                                                                                  Options Outstanding
                                                                                -------------------------
                                                                                                 Weighted
                                                           Options                                Average
                                                          Available                              Exercise
                                                          for Grant             Options            Price
                                                         -----------            -------          ---------

         Balance, August 1, 1999                                  -                   -           $ -
         Plan established                                 10,000,000                  -             -
         Granted                                            (108,000)            108,000              .18
         Exercised                                                -             (108,000)             .18
                                                          ----------            --------
         Balance, July 31, 2000                            9,892,000                   -
                                                          ----------            --------
         Granted                                            (400,000)            400,000             1.00
         Exercised                                                 -                   -                -
                                                          ----------            --------           -------
            Balance, July 31, 2001                         9,492,000             400,000           $  1.00
                                                          ==========            ========           =======




                                       33

          SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees and consultants. Stock options are anti-dilutive for both fiscal 2001 and fiscal 2000 and accordingly are not included in the earnings per share calculation.

          SFAS No. 123 pro forma numbers are as follows for the years ended July 31, 2001 and 2000:

                                                                                2001           2000


                  Actual net earnings (loss)                               $     117,900     $    (214,657)
                                                                           =============     =============
                  Pro forma net earnings (loss)                            $     102,700     $    (214,657)
                                                                           =============     =============
                  Pro forma basic and diluted net
                      earnings (loss) per share                            $      .001       $     (.002)
                                                                           =============     =============

          Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. At July 31, 2001, the following weighted average assumptions were used: risk-free interest rate of 6%, no expected dividends, a volatility factor of 98.89%, and a weighted average expected life of the options of one year.

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


13.      COMMITMENTS

          During fiscal 2001, the Company acquired HMS and increased their retail operations from two to four locations. Rent expense amounted to $373,887 during fiscal 2001 and $124,062 during fiscal 2000. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2002 - $299,100, 2003 - $214,400, 2004 - $112,400, 2005 - $96,900, 2006 - $96,900 and
          thereafter - $452,200.

14.      SEGMENT INFORMATION

          The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. For the year ended July 31, 2001, the first year in which the Company operated in more than one segment, the Company operated in the following segments (In Thousands):

                                                                    Silver
                                                    Gold           and other        Corporate       Consolidated

         Revenues:
           External customers                 $        9,755    $       2,495     $           -    $     12,250
                                              ==============    =============     =============    ============
           Intersegment                       $           70    $           -     $           -    $         70
                                              ==============    =============     =============    ============

         Earnings (loss) from
           operations                         $          467    $        (461)    $         (30)   $        (24)
         Interest and other income                        12                9               215             235
         Interest expense                               (134)             (31)             (172)           (337)
         Unrealized gain on
           marketable securities                           -                -               240             240
                                              ==============    =============     =============    ============
         Net earnings (loss)                  $          224    $        (272)    $         166    $        118
                                              ==============    =============     =============    ============

         Assets                              $         7,550   $        2,324    $        2,555  $       12,429
                                             ===============   ==============    ==============  ==============

          The Gold segment represents the operations of HMS, who is a national jewelry wholesaler selling predominately gold jewelry to a network of over 30,000 retail jewelers through a catalog and telephone ordering system and through its online catalog.

          The Silver and Other segment represents the operations of Silver and includes both its wholesale and retail operations. This segment's sales are principally silver.

          Corporate assets consist primarily of cash, marketable securities and notes receivable.


15.      SUBSEQUENT EVENT

         On October 15, 2001, the Company's obligation to the president of HMS in the amount of $1,250,000 became due. The Company received a loan from a related party in the amount of $675,000, paid $625,000 to the president of HMS and executed a new note for $625,000 with the same terms as the original note and due on April 15, 2002.

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

                                 POSITION OR OFFICE                 DATE FIRST
NAME                AGE           WITH THE COMPANY                   ELECTED/
                                                                    APPOINTED

James G. Gordon     33            President, Director                1999
Dr. Terry Washburn  47            Director                           2000
William E. Dark     68            Director                           2001
Mitch Horowitz      40            Director                           2001
Harry M. Schmidt    56            President, HMS Jewelry             2000

JAMES G. GORDON is the President and a Director of SGD since 1999. Prior to starting the Company, Mr. Gordon was founder and President of Con-Tex Silver Imports, Inc., a wholesale and retail jewelry operation from 1994 to the present. Mr. Gordon received a Bachelor of Science Degree from the University of Arkansas in 1990 and has been involved in the jewelry wholesale business since 1990. Mr. Gordon has also been a Certified Gemologist since 1990.

DR. TERRY WASHBURN became a Director during fiscal 2000 and is the President of Eurovest, Inc., ("Eurovest") a private venture capital firm. Eurovest specializes in private placement of capital as well as providing consulting services in strategic planning, business development and organizational management. As the President of Eurovest, he is responsible for screening and analyzing prospective investment candidates for final recommendations to investors and/or Boards of Directors. Dr. Washburn served eight years as a Board member of a private pension fund during which he served on the investment advisory subcommittee that successfully directed the firm's asset base, which reached 3 billion dollars. Dr. Washburn earned a Bachelor of Business

Administration from the University of Oklahoma, a Master of Divinity from the Southwestern Baptist Theological Seminary in Ft. Worth, Texas and a Doctor of Ministry from the Fuller Theological Seminary in Pasadena, California. He has extensive background in accounting, marketing, strategic planning and leadership development.

WILLIAM E. DARK became a director of the Company in March 2001. Mr. Dark is currently President and principal shareholder of White Oak Development, Inc., a general contractor principally involved in manufactured home development, including management of approximately 850 mortgage accounts of which approximately 75% belong to the Company. Mr. Dark previously served as Vice-President Finance and Senior Vice-President in charge of Funds Management, as well as, a Director of Swift Energy Company. He also served as Vice-President of Underwood, Neuhaus & Co., Inc., a New York Stock Exchange member firm. Mr. Dark received his Bachelor of Science degree in Engineering from Texas A&M University.

MITCH HOROWITZ became a director of the Company in April 2001. Mr. Horowitz is the Associate Publisher of the "National Jeweler" magazine, by whom he has been employed since 1993, and is currently responsible for all sales activities for the magazine. For the ten years prior to 1993, Mr. Horowitz was employed by Vance Publishing Corp. Mr. Horowitz has 18 years of sales and marketing experience in the jewelry industry. Mr. Horowitz earned his Bachelor's Degree at the University of Buffalo.

HARRY M. SCHMIDT is President of HMS Jewelry Company, Inc. since its acquisition by SGD in October 2000. From 1983 through October 2000, Mr. Schmidt was the principal owner and chief operating officer for HMS Jewelry Co., Ltd and HMS Operating Company, the predecessors to HMS Jewelry Company, Inc. From 1978 to 1983, Mr. Schmidt was Vice President of The Leverett Company, a jewelry wholesaler.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

During fiscal 2001, Mr. Dark and Mr. Horowitz failed to file Form 3 when they were elected to serve as directors of the Company. All directors failed to file Form 4 when they were granted options. All directors have filed Form 5 to report all necessary transactions and activity.


ITEM 10.          EXECUTIVE COMPENSATION

The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended July 31, 2001. The Company has no long-term compensation plans.


                           SUMMARY COMPENSATION TABLE

NAME AND                   FISCAL                                                  OTHER                  ALL
PRINCIPAL                  YEAR                                                    ANNUAL                OTHER
POSITION                   ENDED               SALARY       BONUS              COMPENSATION         COMPENSATION

James G. Gordon            07/31/01          $102,000          -                         -                    -
(CEO)                      07/31/00           $72,000          -                         -                    -
                           07/31/99           $72,000          -                         -                    -

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

On September 1, 1999, the Company established a stock option plan, which reserved 10,000,000 shares of the Company's common stock for issue to certain employees, directors and consultants. The Plan provides that options may be granted for no less than fair market value at the date of the option grant. During fiscal 2000, options to acquire 108,000 common shares were granted and exercised. During fiscal 2001, options to acquire 100,000 shares at $1.00 per share for one year were granted to each of the four directors. The directors did not receive any additional compensation for their service as a director. There were no long-term incentive plan awards during the fiscal year.

                                          Option/SAR Grants in Last Fiscal Year

                                      Number of       Percent of Total
                                     Securities         options/SARs
                                     Underlying          granted to           Exercise
      Name                          Options/SARs        employees in           or base          Expiration

James G. Gordon                        100,000               25%                $1.00             6/1/02

                       Aggregated Options/SAR Exercises in Last Fiscal Year and FY-end Option/SAR Values

                                                                 No. of securities    Value of unexer-
                                                                    Underlying          cised in-the
                                                                    Unexercised        money Options/
                                Shares                             Options/SARs            SARs at
                               Acquired                            At FY-end (#)         FY-end ($)
                                  On                Value          Exercisable/         Exercisable/
                             Exercise (#)       Realized ($)       Unexercisable        Unexercisable

James G. Gordon                    0                  0              * 100,000               N/A

* Exercisable



                                       38

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates all persons who, as of September 30, 2001, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. As of September 30, 2001, there were 97,099,408 shares of the Company's common stock outstanding.


TITLE                      NAME AND ADDRESS                             AMOUNT AND NATURE
OF                           OF BENEFICIAL                                OF BENEFICIAL                   % OF
CLASS                            OWNER                                        OWNER                      CLASS

Common              James G. Gordon                                           67,600,000                    69.5%
                    President, Director
                    111 Rhodes
                    Conroe, TX  77301

Common              Evolve One, Inc.                                          10,200,000                    10.5%
                    6413 Congress Ave, Ste 240
                    Boca Raton, FL 33487

Common              Dr. Terry Washburn                                           100,000                     *
                    1701 West N.W. Highway
                    Grapevine, TX  76051

Common              William E. Dark                                              100,000                     *
                    19221 IH 45 South, Ste 370
                    Conroe, TX  77385

Common              Mitch Horowitz                                               100,000                     *
                    1199 S. Bell Line Rd, Ste 100
                    Coppell, TX  75019


Common              All directors and executive                               67,900,000                   69.6%
                    officers as a group (four persons)

* Less than 1%.

Shares listed for each of the four directors include options to acquire 100,000 shares at $1.00 per share until June 1, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS

Silver leases its corporate headquarters and warehouse facility pursuant to a month-to-month agreement with the principal shareholder of the Company at the rate of $2,200 per month. This amounted to $26,400 during each of the years ended July 31, 2001 and 2000.

HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 pursuant to a lease agreement that expires on October 31, 2010. This amounted to $80,750 during fiscal 2001, which includes the ten months during which HMS was owned by the Company. HMS Leasing Company, LLC is owned by the president of HMS.

The Company had received loans from its principal shareholder. The balance owed was $3,386 at July 31, 2001. At July 31, 2001, HMS had made net advances to the president of HMS, including the companies owned by him, of $9,309.

The Company has notes payable to related parties at July 31, 2001 in the total amount of $2,605,153, as more particularly described in Note 8 to the consolidated financial statements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS - See Exhibit Index at Page 42

(B)      NONE



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SGD HOLDINGS, LTD.



Date:  November 9, 2001          By:  /s/ James G. Gordon
                                      -------------------
                                      James G. Gordon
                                      President and Principal
                                      Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  November 9, 2001         By:  /s/ James G. Gordon
                                     -------------------
                                     James G. Gordon
                                     Director

Date:  November 9, 2001         By:  /s/ Dr. Terry Washburn
                                     ----------------------
                                     Dr. Terry Washburn
                                     Director

Date:  November 9, 2001         By:  /s/ William E. Dark
                                     -------------------
                                     William E. Dark
                                     Director

Date:  November 9, 2001         By:  /s/ Mitch Horowitz
                                     ------------------
                                     Mitch Horowitz
                                     Director

OBTAINED FROM SGD HOLDINGS, LTD. (FORMERLY GOLDONLINE INTERNATIONAL, INC.) (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE.
                     (The foregoing is not applicable to the
                              original(s) hereof.)

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

2                     Plan of acquisition, reorganization, arrangement,                                  N/A
                      liquidation, or succession

3(i)                  Articles of incorporation                                                          N/A

3(ii)                 By-laws                                                                            N/A

4                     Instruments defining the rights of holders, incl. Indentures                       N/A

9                     Voting trust agreement                                                             N/A

10                    Material contracts                                                                 N/A

11                    Statement re: computation of per share earnings                                  Item 7

16                    Letter on change in certifying accountant                                          N/A

18                    Letter on change in accounting principles                                          N/A

21                    Subsidiaries of the Registrant                                                   Item 1

22                    Published report regarding matters submitted to vote                               N/A

23                    Consent of experts and counsel                                                     N/A

24                    Power of Attorney                                                                  N/A

99                    Additional exhibits                                                                N/A



                                       42