Form 10QSB
period 2001-10-31
SGD HOLDINGS LTD
filed 2001-12-21
CIK 1106836

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                       For Quarter Ended: October 31, 2001


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of October 31, 2001 was 97,899,408.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].


SGD HOLDINGS, LTD. AND SUBSIDIARIES

                                                         Index

                                                                                                          Page
                                                                                                           No.

Part I.            Financial Information

    Item 1.        Condensed Consolidated Balance Sheet -                                                  3
                   October 31, 2001

                   Condensed Consolidated Statements of Operations -                                       4
                   Three Months Ended October 31, 2001 and 2000

                   Condensed Consolidated Statement of Stockholders' Equity -                              5
                   Three Months Ended October 31, 2001

                   Condensed Consolidated Statements of Cash Flows -                                       6
                   Three Months Ended October 31, 2001 and 2000

                   Notes to Condensed Consolidated Financial Statements -                                 7-13
                   Three Months Ended October 31, 2001 and 2000

     Item 2.       Managements Discussion and Analysis of Financial Condition                            14-16
                   and Results of Operations

Part II.           Other Information                                                                       17





SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
October 31, 2001
(Unaudited)

ASSETS
Current assets
 Cash and cash equivalents                                                                              $ 1,303,104
 Trade accounts receivable                                                                                2,293,311
 Marketable equity securities                                                                               290,500
 Inventory                                                                                                3,963,843
 Note receivable                                                                                            500,000
 Due from related party                                                                                      27,408
 Prepaid expenses and other assets                                                                          247,857
 Deferred income taxes                                                                                      186,400
                                                                                                --------------------
                                                                                                          8,812,423
Property and equipment, net                                                                                 478,609
Intangible assets                                                                                         4,047,926
Deferred income taxes                                                                                        58,400
Marketable equity securities                                                                                230,750
Other assets                                                                                                 45,339
                                                                                                --------------------
                                                                                                       $ 13,673,447
                                                                                                ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Current installments of long-term debt                                                                      35,569
 Notes payable                                                                                              128,525
 Notes payable due related parties                                                                        2,755,153
 Accounts payable                                                                                         1,707,352
 Accrued expenses                                                                                           143,176
 Due to shareholder                                                                                           2,656
                                                                                                --------------------
                                                                                                          4,772,431
Long-term debt less current installments
                                                                                                             18,898

Stockholders' equity
 Common stock, $.0001 par value, 200,000,000 shares authorized,
 97,899,408 shares issued and outstanding                                                                     9,790
 Additional paid-in capital                                                                               9,258,204
 Retained earnings (deficit)                                                                              (254,676)
 Accumulated other comprehensive income (loss)                                                            (131,200)
                                                                                                --------------------
                                                                                                          8,882,118
                                                                                                --------------------
                                                                                                       $ 13,673,447
                                                                                                ====================
See accompanying notes to consolidated financial statements.







SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations
Three Months Ended October 31, 2001 and 2000
(Unaudited)

                                                                                             2001                2000

Sales and revenues                                                                           $ 3,675,858        $ 2,056,293
Cost of sales                                                                                  2,499,351          1,337,705
                                                                                       ------------------  -----------------
  Gross profit                                                                                 1,176,507            718,588

Selling, general and administrative expense                                                    1,117,906            623,791
                                                                                       ------------------  -----------------
  Earnings from operations                                                                        58,601             94,797

Other income (expense):
 Unrealized gain (loss) on marketable securities                                               (366,500)            540,000
 Interest expense                                                                                (5,501)             (8,812)
 Interest expense - related parties                                                             (50,547)            (18,992)
 Gold consignment fee                                                                           (32,443)            (12,034)
 Interest and other income                                                                       23,008             132,946
                                                                                       ------------------  -----------------
                                                                                               (431,983)            633,108
                                                                                       ------------------  -----------------
Net earnings (loss) before income taxes                                                        (373,382)            727,905
Income tax expense (benefit)                                                                   (123,300)            194,300
                                                                                       ------------------  -----------------
Net earnings (loss)                                                                          $ (250,082)         $  533,605
                                                                                       ==================  =================

Net earnings (loss) per share                                                                 $  (0.003)          $   0.006
                                                                                       ==================  =================

Weighted average shares outstanding, in thousands                                               96,249.6           95,151.8
                                                                                       ==================  =================

See accompanying notes to consolidated financial statements.



SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
Three Months Ended October 31, 2001
(Unaudited)



                                                                                                     Accumulated
                                                                                                       Other
                                              Common Stock             Paid-in      Retained        Comprehensive
                                          Shares          Par Value    Capital       Earnings          Income              Total

Balance, August 1, 2001                  97,099,408        $ 9,710   $9,098,284     $   (4,594)      $        -          $9,103,400
Common shares issued as part of
 of purchase of Tandori, Inc.               800,000             80      159,920                               -             160,000
Comprehensive income:
 Unrealized loss on available-for-sale
  securities, net                                 -              -            -              -         (131,200)           (131,200)
 Net earnings (loss)                              -              -            -       (250,082)               -            (250,082)
                                       ---------------------------------------------------------------------------------------------
Balance, October 31, 2001                97,899,408        $ 9,790   $9,258,204     $ (254,676)      $ (131,200)         $8,882,118
                                       =============================================================================================

See accompanying notes to consolidated financial statements.





SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows
Three Months Ended October 31, 2001 and 2000
(Unaudited)

                                                                                                    2001                   2000
Cash flows used in operating activities

Net earnings (loss)                                                                              $ (250,082)            $ 533,605
Adjustments to reconcile net earnings to net cash used
    in operating activities:
 Depreciation and amortization                                                                       28,488                36,352
 Deferred income taxes                                                                             (123,300)              194,300
 Purchase of marketable equity securities                                                                 -              (300,000)
 Unrealized loss (gain) on marketable equity securities                                             366,500              (540,000)
 Deferred revenue realized                                                                          (20,850)                    -
 Changes in assets and liabilities:
  Accounts receivable                                                                            (1,130,799)             (749,391)
  Inventory                                                                                        (927,765)           (1,476,954)
  Other assets                                                                                      (45,145)             (138,586)
  Accounts payable and accrued expenses                                                           1,236,576               908,969
                                                                                      ----------------------- ---------------------
Net cash provided by operating activities                                                          (866,377)           (1,531,705)
                                                                                      ----------------------- ---------------------

Cash flows used in investing activities
 Capital expenditures                                                                               (67,812)               (7,855)
 Acquisitions, net of cash acquired                                                                (299,650)           (2,922,872)
                                                                                      ----------------------- ---------------------
Net cash used in investing activities                                                              (367,462)           (2,930,727)
                                                                                      ----------------------- ---------------------

Cash flows provided by financing activities
 Proceeds from sales of common stock                                                                       -             1,567,500
 Loan proceeds                                                                                             -               478,898
 Repayment of notes payable and long-term debt                                                      (12,225)                (4,439)
 Loan proceeds - related party                                                                      775,000                      -
 Payment of related party notes                                                                    (625,000)                     -
 Increase (decrease) in amount due stockholder                                                         (730)                 1,806
                                                                                      ----------------------- ---------------------
Net cash provided by financing activities                                                           137,045              2,043,765
                                                                                      ----------------------- ---------------------

Net decrease in cash and cash equivalents                                                        (1,096,794)            (2,418,667)
Cash and cash equivalents, beginning of period                                                    2,399,898              5,969,201
                                                                                      ----------------------- ---------------------
Cash and cash equivalents, end of period                                                         $1,303,104            $ 3,550,534
                                                                                      ======================= =====================

See accompanying notes to consolidated financial statements.


SGD HOLDINGS, LTD.
Notes to Condensed Consolidated Financial Statements
Three Months Ended October 31, 2001 and 2000


1.       Organization and Summary of Significant Accounting Policies

(a)      Principles of Consolidation
              The consolidated financial statements include the accounts of SGD Holdings, Ltd. ("SGD") and its wholly owned subsidiaries HMS Jewelry Company, Inc. ("HMS"), Con-Tex Silver Imports, Inc. ("Silver"), Jewelry Solutions & Commerce, Inc. ("Jewelry") and Tandori, Inc. ("Tandori") (collectively referred to as the "Company"). All material intercompany accounts and transactions have been eliminated.

(b)      Organization
              SGD was  incorporated  May 22,  1996 in  Delaware  and until June
              1999 was a development stage company with plans to establish itself as an air transport company providing non-scheduled air service (charter flights) for tour operators, charter brokers, cruise line casinos, theme parks and theme attractions. Goldonline International, Inc. (formerly Transun International Airways, Inc.) changed its name to SGD Holdings, Ltd. on January 24, 2001.

              Silver was incorporated September 12, 1994 in Texas. Jewelry was incorporated on February 3, 1999 in Delaware. HMS was incorporated on October 12, 2000 in Texas. Tandori was incorporated on November 9, 1998 in Nevada.

              On June 10, 1999, SGD acquired all of the issued and outstanding common stock of Silver and Jewelry. For accounting purposes, the acquisitions were treated as the acquisition of Silver and Jewelry by SGD with Silver as the acquiror (reverse acquisition). The historical financial statements prior to June 10, 1999 are those of Silver.

              Effective October 1, 2000, the Company acquired HMS in a transaction treated as a purchase for accounting purposes. The results of operations of HMS are included in the consolidated financial statements commencing October 1, 2000.

              Effective September 1, 2001, the Company acquired Tandori in a transaction treated as a purchase for accounting purposes. The results of operations of Tandori are included in the consolidated financial statements commencing September 1, 2001.

(c)      Nature of Business
              SGD is now a holding company principally engaged in acquiring and developing jewelry related businesses. Silver is a company involved in both the wholesale and retail jewelry business, principally silver, with retail locations in the Houston area. The wholesale operation of Silver consists of both sales directly from its headquarters in Conroe, Texas, satellite locations in Dallas, Texas and from jewelry shows at locations throughout the south central United States. Jewelry now operates as an e-commerce solutions provider to the Company's clients by offering web hosting services and back office jewelry fulfillment services.

              HMS is a national jewelry wholesaler, specializing in 18K, 14K and 10K gold and platinum jewelry, with headquarters in Dallas, Texas. HMS markets its products to a network of over 30,000 retail jewelers, through a catalog and telephone ordering system and through its B2B online catalog http://www.HMSgold.com.

              Tandori installs and sells equipment under the LifeStyle Technologies(TM) name in both commercial and residential buildings for security, audio, video, lighting, and other current technology applications.

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

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the period ended July 31, 2001, which is included in the Company's Form 10-KSB dated July 31, 2001 and filed November 13, 2001. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

(e)      Recent accounting pronouncements - goodwill
              In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141) "Business Combinations," and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 or for which the date of acquisition is July 1, 2001, or later. The Company adopted this Statement on August 1, 2001 with no effect on the results of operations or financial position.

              SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company has elected to adopt this Statement effective August 1, 2001. The Company did not record an impairment loss as a result of the initial application of this Statement. Goodwill amortization expense during the three months ended October 31, 2000, would have been $22,353 less had the Statement been in effect during that period.

2.       Acquisition of Tandori, Inc.

         Effective September 1, 2001, the Company acquired the LifeStyle Technologies(TM) franchise for Raleigh, North Carolina, Houston, Texas, Wilmington, North Carolina and Greensboro, North Carolina, in exchange for $300,000 in cash to be paid to the franchisor. In addition, the Company issued 800,000 shares of its common stock, valued at $160,000, based upon the quoted price on the date of the transfer, to certain principals of the new operation.

         The acquisition was accounted for using the purchase method of accounting and, accordingly, the statements of consolidated income include the results of Tandori beginning September 1, 2001. The assets acquired and the liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. A summary of the assets acquired and liabilities assumed in the acquisition follows:

         Estimated fair values:
         Assets acquired                                                            $     163,743
         Liabilities assumed                                                             (150,718)
         Franchise                                                                        446,975
                                                                                    -------------
         Purchase price                                                                   460,000
         Less cash acquired                                                                  (350)
         Less common stock issued                                                        (160,000)
                                                                                    -------------
         Net cash paid                                                              $     299,650
                                                                                    =============


         The franchise located at Raleigh, North Carolina had been operated by the franchisor since its inception in January 2001. During the eight months ended August 31, 2001, this location had unaudited sales of $411,600 and an operating loss of $200,800.


3.       Related Party Transactions

         Silver leases its corporate headquarters from the principal shareholder of the Company at the rate of $2,200 per month. This amounted to $6,600 during each of the three-month periods ended October 31, 2001 and 2000.

         The Company had received loans from its principal shareholder. The balance owed was $2,656 at October 31, 2001.

         HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $24,225 during the three-month period ended October 31, 2001 and $8,075 during the three-month period ended October 31, 2000 (owned by the Company for only one month during prior year quarter). HMS Leasing Company, LLC is owned by the president of HMS.

         HMS had advances to its president and companies controlled by him at October 31, 2001 in the amount of $27,408.

         Related party interest expense amounted to $50,547 and $18,992 for the three-month periods ended October 31, 2001 and 2000, respectively. See
         Note 8 for notes payable due related parties.

4.      Marketable Equity Securities

         The following summarizes the Company's investments in securities at October 31, 2001:

         Trading securities:
                  Cost                                                                $   417,027
                  Unrealized gain (loss)                                                 (126,527)
                                                                                      ------------
                      Fair value                                                      $   290,500
                                                                                      ===========

         Available-for-sale securities:
                  Cost                                                                $   429,550
                  Unrealized gain (loss)                                                 (198,800)
                                                                                      ------------
                      Fair value                                                      $   230,750
                                                                                      ===========

         The Company recognized an unrealized loss from trading securities in the amount of $366,500 during the three months ended October 31, 2001 and recognized an unrealized gain from trading securities during the three months ended October 31, 2000 in the amount of $540,000.

         Unrealized losses from available-for-sale securities included as a component of equity for the three months ended October 31, 2001 were as follows:

         Unrealized losses                                                              $    (198,800)
         Deferred income taxes                                                                 67,600
                                                                                        -------------
         Accumulated other comprehensive income (loss)                                  $    (131,200)
                                                                                        ==============


5.       Inventories and gold consignment agreement

         Inventories at October 31, 2001 consist of:

         Gold jewelry                                                                   $   4,623,031
         Silver and other jewelry                                                           2,068,065
         Electronic equipment and supplies                                                     32,651
                                                                                        -------------
                                                                                            6,723,747
         Less consigned gold                                                               (2,759,904)
                                                                                        --------------
              Net inventories                                                           $   3,963,843
                                                                                        =============

          HMS has a gold consignment agreement with a gold lender. Under the terms of the agreement, HMS is entitled to lease the lesser of an aggregate amount of 13,200 ounces, or an aggregate consigned gold value not to exceed $3,450,000. Title to such consigned gold remains with the gold lender until HMS purchases the gold. However, during the period of consignment, the entire risk of loss, damage or destruction of the gold is borne by HMS. The purchase price per ounce is based on the daily Second London Gold Fix. HMS pays the gold consignor a consignment fee based upon the dollar value of gold ounces outstanding, as defined in the agreement. At July 31, 2001, HMS had 9,901 ounces of gold on consignment with a market value of $2,759,904.

          The consignment agreement contains certain restrictive covenants relating to maximum usage, net worth, working capital, and other financial ratios, and the agreement requires HMS to own a specific amount of gold at all times. At October 31, 2001, HMS was in compliance with all of the covenants in the consignment agreement.

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

          The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS does not have any advances on this line of credit at October 31, 2001.


6.       Long-term debt and notes payable

         Notes payable at October 31, 2001 consists of the following:

                  Note payable to bank with interest at 9% payable on
                  demand or January 1, 2002 if no demand is made; accrued
                  interest payable monthly; collateralized by all assets of
                  Silver and guaranteed by the principal shareholder of the
                  Company                                                       $ 128,525
                                                                                =========
7.       Long-term debt

         Long-term debt at October 31, 2001 consists of the following:

                  Notes payable to companies in monthly installments
                  aggregating  $1,605,  including  interest at 10.46% to 11.6%;
                  collateralized  by transportation equipment                   $  54,467

                  Current installments of long-term debt and notes payable         35,569
                                                                                  -------

                  Long-term debt less current installments                      $  18,898
                                                                                =========

8.       Notes payable due related parties

         Notes payable due related parties at October 31, 2001 consist of the following:

                  Note payable to the mother of the president of HMS; due on
                  February 15, 2002 with interest at the Paine Webber margin
                  interest rate, payable monthly                                   $ 55,153

                  Notes payable to the president of HMS Jewelry Company, Inc., due $625,000 on April 15,2002 and $1,250,000 on October 15,
                  2002, with interest payable monthly at 8%, collateralized by the stock of HMS Jewelry Company, Inc.
                                                                                  1,875,000

                  Notes payable to the brother of the principal share- holder
                  of the Company due on demand with interest at 12%, unsecured      775,000

                  Note payable to the brother of the principal share-
                  holder of the Company due on demand with  interest at 8%,
                  unsecured,  convertible into common stock of the Company at
                  $.01 per share                                                     50,000
                                                                                ------------
                                                                                $ 2,755,153
                                                                                ============

9.       Income Taxes

         Federal income tax expense (benefit) for the three months ended October 31, 2001 and 2000 consists of:

                                                                           2001            2000

                  Federal income taxes                                  $        -      $       -
                  Deferred income tax expense (benefit)                   (123,300)       194,300
                                                                          ---------       -------
                                                                        $ (123,300)     $ 194,300
                                                                           ========       =======


         For the three months ended October 31, 2001 and 2000, actual income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense
         (benefit) as follows:

                                                                           2001            2000

                  "Normally expected" income tax expense (benefit)      $ (126,900)    $  247,500
                  Change in valuation allowance                                 -         (54,000)
                  Other                                                      3,600            800
                                                                        -----------    ----------
                                                                        $ (123,300)    $  194,300
                                                                        ===========    ==========


         The deferred income tax assets and liabilities at October 31, 2001 are comprised of the following:

                                                                           Current     Noncurrent

         Net operating loss carryforwards                               $  117,800      $      -
         Allowance for bad debts                                            25,600             -
         Asset basis                                                            -          (9,200)
         Unrealized loss (gain) on trading securities                       43,000         67,600
                                                                          --------         -------

              Net deferred income tax assets (liabilities)               $ 186,400      $  58,400
                                                                           =======       =========


10.         Stock Options

         On September 1, 1999, the Company established a stock option plan, which reserved 10,000,000 shares of the Company's common stock for issue to certain employees, directors and consultants. The Plan provides that options may be granted for no less than fair market value at the date of the option grant. The following is a summary of option activity for the three months ended October 31, 2001.

                                                    Options                    Options Outstanding
                                                   Available                           Weighted Average
                                                   For Grant              Options       Exercise Price

         Balance, July 31, 2001                      9,492,000             400,000        $       1.00
                                                     ---------         -----------        ------------

         Granted                                             -                   -                   -
         Exercised                                           -                   -                   -
         Cancelled                                           -                   -                   -
                                                      --------            --------        ------------

         Balance, October 31, 2001                   9,492,000             400,000        $       1.00
                                                     =========             =======        ============

         Stock options are anti-dilutive at October 31, 2001 and accordingly are not included in the earnings per share calculation.

11.      Segment information

         The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. For the three-month period ended October 31, 2001, the Company operated in the following segments (amounts in thousands):

                                                                                Corporate
                                          Gold         Silver      LifeStyle    and other  Consolidated
         Revenues:
           External customers         $    2,887   $       558    $     231   $        -    $     3,676
           Intersegment               $       80             -            -            -    $        80

         Earnings (loss)
           from operations            $      312   $      (183)   $      (8)  $      (62)   $        59
         Unrealized (loss) on
           marketable securities               -             -            -         (367)          (367)
         Other, net                          (56)           (5)           -           (4)           (65)
         Deferred income tax
           (expense) benefit                 (89)           62            3          147            123
                                      -----------  -----------    ---------   ----------    -----------
         Net earnings (loss)          $      167   $      (126)   $      (5)  $     (286)   $      (250)
                                      ==========   ===========    =========   ==========    ===========

         Assets                       $    8,808   $     2,770    $     813   $    1,292    $    13,683
                                      ==========   ===========    =========   ==========    ===========

         The Gold segment represents the wholesale operations of HMS. The Silver segment represents the wholesale and retail operations of Silver, which is primarily silver jewelry sales. The LifeStyle segment represents the operations of Tandori.

         Corporate assets consist primarily of marketable securities and notes receivable.

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

         Effective September 1, 2001, the Company acquired the LifeStyle Technologies(TM) franchise for Raleigh, North Carolina, Houston, Texas, Wilmington, North Carolina and Greensboro, North Carolina, in exchange for $300,000 in cash to be paid to the franchisor. In addition, the Company issued 800,000 shares of its common stock, valued at $160,000, based upon the quoted price on the date of the transfer, to certain principals of the new operation.


A.       LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased from $5,799,546 at July 31, 2001 to $4,039,992 at October 31, 2001. The decline in working capital of $1,759,554 includes $1,250,000 of debt to related parties which was non-current at July 31, 2001. The remaining net decline includes the $300,000 in working capital used in the acquisition of Tandori and the results of operations for the period.

B.       RESULTS OF OPERATIONS

         SALES AND COST OF SALES - During the three months ended October 31, 2001 sales increased $1,619,565 from $2,056,293 to $3,675,858 from the same year earlier period. The Company's sales may be summarized as follows for the three-month periods ended October 31, 2001 and 2000:

                                                                              2001               2000

         Gold                                                            $   2,967,347    $    1,406,366
         Silver:
           Wholesale                                                           376,812           484,161
           Retail                                                              181,295           149,544
                                                                         -------------    --------------
                                                                               558,107           633,705
         Tandori                                                               230,535                -
         Other                                                                      -             16,222
                                                                         ------------     --------------
                                                                             3,755,989         2,056,293
         Intersegment sales                                                    (80,131)               -
                                                                         -------------    -------------
                                                                         $   3,675,858    $    2,056,293
                                                                         =============    ==============

         Gold sales in the prior year period included the month of October only, since that was the only month HMS was owned by the Company. On a pro forma basis, Gold sales during the three-month period ended October 31, 2000 were $3,352,759. Accordingly, Gold sales decreased 11.5% from the year earlier comparable period. Until September 11, 2001, Gold sales were ahead of the comparable prior year period. The impact of the September 11 terrorist attacks resulted in substantially reduced sales for the remainder of the quarter.

         Silver wholesale sales declined $107,349 (22.2%) from the year earlier period. Total Silver retail sales increased $31,751 (21.2%) from the year earlier period. However, the increase in Silver retail sales includes $68,353 in new store sales less a decline in existing store sales of $36,602 (24.5%).

         Gold sales are typically one of the first things to decline when the economy is going down and one of the last things to improve when the economy is going back up. Silver sales are generally subject to similar constraints, although to a lesser degree, since silver jewelry is less expensive than gold.

         The Company started expanded silver jewelry sales at the end of October 2001 through their new catalog, which has added 1,600 new customers as of December 15, 2001. The Company is trying to broaden its customer base by developing new catalogues with new product lines in an effort to improve sales and counteract the impact of the slumping economy.

         During the three months ended October 31, 2001, the Company's gross profit margin decreased to 32% from 34.9% in the year earlier period. Gold sales represent 80.7% of sales during the three-month period ended October 31, 2001 as compared to 68.4% during the prior year period. Gold sales realized a gross profit margin of 27.4% during the three-month period ended October 31, 2001 while Silver's gross profit margin was 51.2% and Tandori's 40.3% during the same period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - During the three months ended October 31, 2001, selling, general and administrative expense increased $494,115 (79.2%) from the same year earlier period. The following table summarizes the Company's selling, general and administrative expenses for the three-month periods ended October 31, 2001 and 2000:

                                                                              2001             2000

         Gold                                                            $     500,392    $      244,272
         Silver                                                                468,458           371,848
         Tandori                                                               100,415                -
         Corporate and other                                                    48,641             7,671
                                                                         -------------    --------------
           Total                                                         $   1,117,906    $      623,791
                                                                         =============    ==============

         Gold operations are comparing three months in the current year period to only one month in the prior year period. A comparison of the current quarter to the three months ended October 31, 2000 results in a decrease of $162,186 (24.5%) in Gold's selling, general and administrative expenses. The decline is primarily the result of the elimination of legal and professional costs from the acquisition in the prior year of $40,832, a reduction of $78,858 in rent and a net reduction in other costs of $42,496.

         Silver's selling, general and administrative costs increased $96,610 to $468,458 during the three-month period ended October 31, 2001 as compared to the year earlier amount of $371,848. The $96,610 increase includes $29,543 from one retail location which was not open during the prior year. Total labor costs increased $121,420 during the three-month period ended October 31, 2001 as compared to the year earlier period, including $16,607 from the new retail location. The labor cost increase is due to increases necessary to transition from a principally manual inventory system to a later version of the same software utilized in the Gold operations; increases necessary to publish a new catalog and add a large number of new jewelry to inventory; and increases to set-up and establish new markets for the Company's products.

         INTEREST EXPENSE - Interest expense, related party and other, increased $28,244 (101.6%) during the three-month period ended October 31, 2001, as compared to the same year earlier period. The increase is primarily the result of the new related party debt from the acquisition of HMS in October 2000.

         INTEREST AND OTHER INCOME - Interest and other income of the Company decreased during the three-month period ended October 31, 2001 from the same year earlier period to $23,008 from $132,946. The decrease is attributed to the higher cash balances during the quarter ended October 31, 2000, which were due to the sale of common stock through exercise of stock options and warrants.

         UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES - The Company recognized an unrealized loss in the amount of $366,500 during the three months ended October 31, 2001, from its investment in marketable equity securities that have been classified as trading securities. During the year earlier period, the Company recognized an unrealized gain in the amount of $540,000.

         INCOME TAXES - The Company recorded income tax benefit in the amount of $123,300 during the three month period ended October 31, 2001 and income tax expense in the amount of $194,300 during the year earlier period. The prior year expense was $54,000 less than the expected tax would have been as a result of the Company reversing the valuation allowance which it had previously recorded.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits - Not applicable
(b)      Reports on Form 8-K - Not applicable


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SGD HOLDINGS, LTD.



Date:    December 21, 2001          By:     /s/ James G. Gordon
                                            -------------------------
                                            James G. Gordon, President and
                                            Principal Accounting Officer