Form 10QSB
period 2002-01-31
SGD HOLDINGS LTD
filed 2002-03-25
CIK 1106836

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                       For Quarter Ended: January 31, 2002


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of January 31, 2002 was 98,524,408.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].



SGD Holdings, Ltd. and Subsidiaries

                                                            Index

                                                                                                                     Page
                                                                                                                     No.

Part I.            Unaudited Financial Information

    Item 1.        Condensed Consolidated Balance Sheet -                                                             3
                   January 31, 2002

                   Condensed Consolidated Statements of Operations -                                                  4
                   Three and Six Months Ended January 31, 2002 and 2001

                   Condensed Consolidated Statement of Stockholders' Equity -                                         5
                   Six Months Ended January 31, 2002

                   Condensed Consolidated Statements of Cash Flows -                                                 6-7
                   Six Months Ended January 31, 2002 and 2001

                   Notes to Condensed Consolidated Financial Statements -                                            8-15
                   Six Months Ended January 31, 2002 and 2001

     Item 2.       Managements Discussion and Analysis of Financial Condition                                       16-18
                   and Results of Operations

Part II.           Other Information                                                                                  19



SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheet
January 31, 2002
(Unaudited)

ASSETS
Current assets
 Cash and cash equivalents                                                                                    $ 1,604,409
 Trade accounts receivable                                                                                      2,125,547
 Marketable equity securities                                                                                     256,087
 Inventory                                                                                                      3,516,546
 Deferred income taxes                                                                                             41,000
 Prepaid expenses and other assets                                                                                343,801
                                                                                                   -----------------------
                                                                                                                7,887,390
Property and equipment, net                                                                                       557,637
Goodwill and other intangibles                                                                                  4,047,926
Due from related parties                                                                                           28,267
Deferred income taxes                                                                                              74,100
Marketable equity securities                                                                                      184,600
Deposits and other assets                                                                                          44,280
                                                                                                   -----------------------
                                                                                                              $12,824,200
                                                                                                   =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Current installments of long-term debt and notes payable                                                         186,230
 Notes payable - related parties                                                                                2,268,153
 Accounts payable                                                                                                 877,156
 Accrued expenses                                                                                                 166,398
 Due to related parties                                                                                            51,711
                                                                                                   -----------------------
                                                                                                                3,549,648
Long-term debt less current installments                                                                           63,326

Stockholders' equity
 Common stock, $.0001 par value, 200,000,000 shares authorized,                                                     9,852
 98,524,408 shares issued and outstanding
 Additional paid-in capital                                                                                     9,333,142
 Retained earnings                                                                                                 29,882
 Accumulated other comprehensive income (loss)                                                                  (161,650)
                                                                                                   -----------------------
                                                                                                                9,211,226
                                                                                                   -----------------------
                                                                                                              $12,824,200
                                                                                                   =======================
See accompanying notes to consolidated financial statements.


SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations
Three and Six Months Ended January 31, 2002 and 2001
(Unaudited)

                                                                Three Months Ended                           Six Months Ended
                                                                    January 31,                                  January 31,
                                                          2002                   2001                    2002                2001

Sales and revenues                                    $5,558,019          $   5,130,882             $ 9,233,877         $ 7,319,186
Cost of sales                                          3,718,692              3,451,801               6,218,043           4,789,506
                                                     --------------------------------------------- -------------------- ------------
  Gross profit                                         1,839,327              1,679,081               3,015,834           2,529,680
Selling, general and administrative expense            1,486,727              1,267,274               2,604,633           1,999,353
                                                     --------------------------------------------- -------------------- ------------
  Earnings from operations                               352,600                411,807                 411,201             530,327

Other income (expense):
 Unrealized gain (loss) on marketable securities         140,587                110,395                (225,913)            650,395
 Interest expense                                        (10,917)                (7,984)                (16,418)            (16,796)
 Interest expense - related parties                      (39,826)               (55,013)                (90,373)            (74,005)
 Gold consignment fee                                    (30,554)               (38,771)                (62,997)            (50,805)
 Interest and other income                                18,068                 34,844                  41,076             143,989
                                                     --------------------------------------------- --------------------- -----------
                                                          77,358                 43,471                (354,625)            652,778
                                                     --------------------------------------------- --------------------- -----------
Net earnings (loss) before income taxes                  429,958                455,278                  56,576           1,183,105
Income tax expense (benefit)                             145,400                154,900                  22,100             349,200
                                                     --------------------------------------------- -------------------- ------------
Net earnings (loss)                                   $  284,558          $     300,378             $    34,476         $   833,905
                                                     ============================================= =================== =============

Net earnings (loss) per share                         $    0.003          $       0.003             $     0.000         $     0.009
                                                     ============================================= ==================== ============

Weighted average shares outstanding (thousands)         98,008.1               96,084.4                97,636.4            95,618.1
                                                     ============================================= =================================

See accompanying notes to consolidated financial statements.



SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended January 31, 2002
(Unaudited)


                                                                                                   Accumulated
                                                                                                      Other
                                             Common Stock             Paid-in        Retained     Comprehensive
                                           Shares      Par Value      Capital        Earnings         Income                Total

Balance, August 1, 2001                   97,099,408    $ 9,710    $  9,098,284      $ (4,594)    $          -          $ 9,103,400
Common stock issued as part of
  purchase of Tandori, Inc.                  800,000         80         159,920             -                -              160,000
Common stock issued for services             625,000         62          74,938             -                -               75,000
Comprehensive income:
 Unrealized loss on available-for-sale
  securities, net                                  -          -               -             -         (161,650)            (161,650)
 Net earnings                                      -          -               -        34,476                -               34,476
                                        --------------------------------------------------------------------------------------------
Balance, January 31, 2002                 98,524,408    $ 9,852    $  9,333,142      $ 29,882     $   (161,650)         $ 9,211,226
                                        ============================================================================================

See accompanying notes to consolidated financial statements.




SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Statement of Cash Flows
Six Months Ended January 31, 2002 and 2001
(Unaudited)
                                                                                           2002                  2001
Cash flows from operating activities
Net earnings (loss)                                                                    $   34,476           $   833,905
Adjustments to reconcile net earnings to net cash provided
    by operating activities:
 Depreciation and amortization                                                             64,167               122,426
 Deferred income taxes                                                                     22,100               349,200
 Purchase of marketable equity securities                                                       -              (329,005)
 Unrealized (gain) loss on marketable equity securities                                   225,913              (650,395)
 Proceeds from sale of marketable securities                                              175,000                     -
 Common stock issued for services                                                          75,000                     -
 Gain on sale of assets                                                                         -                (7,054)
 Deferred revenue realized                                                                (31,295)                    -
 Changes in assets and liabilities:
  Accounts receivable                                                                    (963,032)             (318,542)
  Inventory                                                                              (480,468)           (1,157,339)
  Other assets                                                                           (103,091)             (135,536)
  Accounts payable and accrued expenses                                                   459,101              (690,808)
                                                                                      -------------------- ---------------------
Net cash provided by operating activities                                                (522,129)           (1,983,148)
                                                                                      -------------------- ---------------------

Cash flows provided by investing activities
 Capital expenditures                                                                    (149,086)              (32,604)
 Acquisition of HMS, net of cash acquired                                                       -            (2,817,872)
 Acquisition of Tandori, Inc., net of cash acquired                                      (299,650)                    -
 Acquisition of assets at wholesale location                                                    -              (105,000)
                                                                                      -------------------- ---------------------
Net cash provided by investing activities                                                (448,736)           (2,955,476)
                                                                                      -------------------- ---------------------




SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Statement of Cash Flows, Continued
Six Months Ended January 31, 2002 and 2001
(Unaudited)
(Continued)

                                                                                                     2002                  2001

Cash flows provided by financing activities
 Proceeds from sales of common stock                                                                      -             1,567,500
 Loans collected (made)                                                                             500,000              (350,000)
 Loan proceeds                                                                                            -               480,235
 Repayment of notes payable and long-term debt                                                      (16,893)              (70,045)
 Loan proceeds - related party                                                                      288,000                     -
 Repayment of related party note                                                                   (625,000)                    -
 Increase (decrease) in amount due related parties                                                   29,270                 1,178

Net cash provided by financing activities                                                           175,377             1,628,868

Net increase in cash and cash equivalents                                                          (795,488)           (3,309,756)
Cash and cash equivalents, beginning of period                                                    2,399,898             5,969,201
                                                                                               --------------------- ---------------
Cash and cash equivalents, end of period                                                        $ 1,604,410           $ 2,659,445
                                                                                               ===================== ===============


Supplemental Disclosures of Cash Flow Information

Interest paid                                                                                      $ 16,418              $ 16,796
                                                                                                   =========             ========
Interest paid - related party                                                                      $ 90,373              $ 74,005
                                                                                                   =========             ========
Gold consignment fee paid                                                                          $ 62,997              $ 50,805
                                                                                                   =========             ========
Income taxes paid                                                                                  $      -              $      -
                                                                                                   =========             ========

Supplemental Schedule of Noncash Investing and Financing Activities

Convertible promissory notes issued in acquisition of HMS                                       $       -             $ 2,500,000
Acquisition of transportation equipment with long-term debt                                     $    60,799           $    62,376
Long-term debt retired with trade-in of transportation equipment                                $    27,365           $       -
Insurance financed                                                                              $    37,800           $       -

See accompanying notes to consolidated financial statements.


SGD Holdings, Ltd.
Notes to Condensed Consolidated Financial Statements
Six Months Ended January 31, 2002 and 2001


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

              SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company has elected to adopt this Statement effective August 1, 2001. The Company did not record an impairment loss as a result of the initial application of this Statement. Goodwill amortization expense during the six months ended January 31, 2001, would have been $85,936 less had the Statement been in effect during that period.

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


3.       Related Party Transactions

         Silver leases its corporate headquarters from the principal shareholder of the Company at the rate of $2,200 per month. This amounted to $13,200 during each of the six-month periods ended January 31, 2002 and 2001.

         The Company had received loans from its principal shareholder. The balance owed was $32,656 at January 31, 2002.

         HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $48,450 during the six-month period ended January 31, 2002 and $32,300 during the six-month period ended January 31, 2001 (owned by the Company for only four months during prior year period). HMS Leasing Company, LLC is owned by the president of HMS.

         HMS had advances to its president and companies controlled by him at January 31, 2002 in the amount of $28,267.

         Related party interest expense amounted to $90,373 and $74,005 for the six-month periods ended January 31, 2002 and 2001, respectively. Accrued interest payable to related parties amounted to $19,055 at January 31, 2002. See Note 7 for notes payable due related parties.

4.       Marketable Equity Securities

         The following summarizes the Company's investments in securities at January 31, 2002:

         Trading securities:
                  Cost                                         $   242,027
                  Unrealized gain (loss)                            14,060
                                                                -----------
                      Fair value                               $   256,087
                                                                ===========
         Available-for-sale securities:
                  Cost                                         $   429,550
                  Unrealized gain (loss)                          (244,950)
                                                              ------------
                      Fair value                               $   184,600
                                                               ===========

         The Company recognized an unrealized loss from trading securities in the amount of $225,913 during the six months ended January 31, 2002 and recognized an unrealized gain from trading securities during the six months ended January 31, 2001 in the amount of $650,395.

         The Company sold securities with an original cost of $175,000 for $175,000 in cash.

         Unrealized losses from available-for-sale securities included as a component of equity for the six months ended January 31, 2002 were as follows:

         Unrealized losses                                    $    (244,950)
         Deferred income taxes                                       83,300
                                                                -------------
         Accumulated other comprehensive income (loss)        $    (161,650)
                                                               ==============


5.       Inventories and gold consignment agreement

         Inventories at January 31, 2002 consist of:

         Gold jewelry                                          $   3,731,979
         Silver and other jewelry                                  2,133,321
         Electronic equipment and supplies                            47,126
                                                                -------------
                                                                   5,912,426
         Less consigned gold                                      (2,395,880)
                                                                --------------
              Net inventories                                  $   3,516,546
                                                                 =============

          HMS has a gold consignment agreement with a gold lender. Under the terms of the agreement, HMS is entitled to lease the lesser of an aggregate amount of 13,200 ounces, or an aggregate consigned gold value not to exceed $3,450,000. Title to such consigned gold remains with the gold lender until HMS purchases the gold. However, during the period of consignment, the entire risk of loss, damage or destruction of the gold is borne by HMS. The purchase price per ounce is based on the daily Second London Gold Fix. HMS pays the gold consignor a consignment fee based upon the dollar value of gold ounces outstanding, as defined in the agreement. At January 31, 2002, HMS had 8,487 ounces of gold on consignment with a market value of $2,395,880.

          The consignment agreement contains certain restrictive covenants relating to maximum usage, net worth, working capital, and other financial ratios, and the agreement requires HMS to own a specific amount of gold at all times. The agreement also limits the amount which HMS can pay to

          SGD and its sister companies. At January 31, 2002 HMS had transactions with SGD and its sister companies as follows:

           Expenses paid on behalf of SGD                        $     288,600
           Product and services sold to sister companies               112,988
           Loans and advances                                          106,840
                                                                   -------------
                                                                       508,428
           HMS share of consolidated income taxes, due to SGD         (394,900)
           Management fee due SGD                                     (120,000)
                                                                   -------------
            HMS over (under) allowable amount                    $      (6,472)
                                                                   =============

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

          The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS does not have any advances on this line of credit at January 31, 2002.


6.       Long-term debt and notes payable

         Long-term debt and notes payable at January 31, 2002 consists of the following:

                  Note payable to bank with interest at 9% payable on
                  demand or July 1, 2002 if no demand is made; accrued interest payable monthly; collateralized by all assets of Silver and guaranteed by the principal shareholder of the Company $ 128,525

            Notes payable to companies in monthly installments;
            collateralized by transportation equipment                   83,231

            Financed insurance due in nine monthly payments              37,800

            Current installments of long-term debt and notes payable   (186,230)
                                                                       ---------

            Long-term debt less current installments                $    63,326
                                                                     ===========

7.       Notes payable due related parties

         Notes payable due related parties at January 31, 2002 consist of the following:

                  Note payable to the mother of the president of HMS; due on
                  February 15, 2002 with interest at the Paine Webber margin
                  interest rate, payable monthly                                                        $      55,153

                  Notes payable to the president of HMS Jewelry Company, Inc., due $625,000 on April 15,2002 and $1,250,000 on October 15,
                  2002, with interest payable monthly at 8%, collateralized by
                  the stock of HMS Jewelry Company, Inc.                                                    1,875,000

                  Notes payable to the brother of the principal share- holder of
                  the Company due on demand with interest at 12%, unsecured                                   288,000

                  Note payable to the brother of the principal share-
                  holder of the Company due on demand with  interest at 8%,  unsecured,  convertible
                  into common stock of the Company at $.01 per share                                           50,000
                                                                                                        -------------
                                                                                                        $   2,268,153
                                                                                                        =============

8.       Income Taxes

         Federal income tax expense for the six months ended January 31, 2002 and 2001 consists of:

                                                                    2002            2001

                  Federal income taxes                          $         -    $         -
                  Deferred income tax expense (benefit)              22,100        349,200
                                                                -----------    -----------
                                                                $    22,100    $   349,200
                                                                ===========    -----------


         For the six months ended January 31, 2002 and 2001, actual income tax expense applicable to earnings before income taxes is reconciled with the "normally expected" federal income tax expense as follows:

                                                                           2002            2001

                  "Normally expected" income tax expense (benefit)    $     19,200    $   402,300
                  Change in valuation allowance                                  -        (54,000)
                  Other                                                      2,900            900
                                                                      ------------    -----------
                                                                      $     22,100    $   349,200
                                                                      ============    ===========




         The deferred income tax assets and liabilities at January 31, 2002 are comprised of the following:

                                                          Current     Noncurrent
         Net operating loss carryforwards             $    20,200     $     -
         Allowance for bad debts                           25,600           -
         Asset basis                                          -          (9,200)
         Unrealized loss on trading securities             (4,800)       83,300
                                                     ------------    -----------

              Net deferred income tax assets         $    41,000     $   74,100
                                                      ===========     ==========


9.          Stock Options

         On September 1, 1999, the Company established a stock option plan, which reserved 10,000,000 shares of the Company's common stock for issue to certain employees, directors and consultants. The Plan provides that options may be granted for no less than fair market value at the date of the option grant. The following is a summary of option activity for the six months ended January 31, 2002.

                                                    Options                 Options Outstanding
                                                   Available                          Weighted Average
                                                   For Grant              Options      Exercise Price

         Balance, July 31, 2001                      9,492,000             400,000        $       1.00
                                                     ---------         -----------        ------------

         Granted                                             -                   -                   -
         Exercised                                           -                   -                   -
         Cancelled                                           -                   -                   -
                                                      --------            --------        ------------

         Balance, January 31, 2002                   9,492,000             400,000        $       1.00
                                                     =========             =======        ============

         Stock options are anti-dilutive at January 31, 2002 and accordingly are not included in the earnings per share calculation.

10.      Segment information

         The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. For the six-month period ended January 31, 2002, the Company operated in the following segments (amounts in thousands):

                                                                                Corporate
                                          Gold         Silver      LifeStyle    and other  Consolidated

         Revenues:
           External customers         $    7,044   $     1,565    $     625   $        -    $     9,234
           Intersegment               $       46             -            -            -    $        46

         Earnings (loss)
           from operations            $      923   $      (156)   $    (150)  $     (206)   $       411
         Unrealized (loss) on
           marketable securities               -             -            -         (226)          (226)
         Other, net                         (110)          (10)           1          (10)          (129)
         Deferred income tax
           (expense) benefit                (278)           55           51          150            (22)
                                      -----------  -----------    ---------   ----------    ------------
         Net earnings (loss)          $      535   $      (111)   $     (98)  $     (292)   $        34
                                      ==========   ===========    =========   ==========    ===========

         Assets                       $    8,273   $     2,782    $     938   $      831    $    12,824
                                      ==========   ===========    =========   ==========    ===========

         The Gold segment represents the wholesale operations of HMS. The Silver segment represents the wholesale and retail operations of Silver, which is primarily silver jewelry sales. The LifeStyle segment represents the operations of Tandori.

         Corporate assets consist primarily of marketable securities, prepaid expenses and other assets.

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


A.       LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased from $5,799,546 at July 31, 2001 to $4,337,742 at January 31, 2002. The decline in working capital of $1,461,804 includes $1,250,000 of debt to related parties which was non-current at July 31, 2001. The remaining net decline includes the $300,000 in working capital used in the acquisition of Tandori and the results of operations for the period.

         The Company has budgeted $50,000 for additional improvements for its Lifestyle Technology operations, which will be funded from working capital as needed.

B.       RESULTS OF OPERATIONS

         SALES AND COST OF SALES - During the six months ended January 31, 2002 sales increased $1,914,691 from $7,319,186 to $9,233,877 from the same year earlier period. The Company's sales may be summarized as follows for the six-month periods ended January 31, 2002 and 2001:

                                                      2002               2001

         Gold                                   $   7,090,606    $    5,828,394
         Silver:
           Wholesale                                1,053,486           889,999
           Retail                                     511,497           514,777
                                                 -------------    --------------
                                                    1,564,983         1,404,776
         Tandori                                      624,788                -
         Other                                             -             86,016
                                                 ------------     --------------
                                                    9,280,377         7,319,186
         Intersegment sales                           (46,500)               -
                                                  -------------    -------------
                                                $   9,233,877    $    7,319,186
                                                 =============    ==============

         Gold sales in the prior year period included the four months ended January 31, 2001, since that was the only period HMS was owned by the Company. On a pro forma basis, Gold sales during the six-month period ended January 31, 2001 were $7,774,787. Accordingly, Gold sales decreased 8.8% from the year earlier comparable period. Until September 11, 2001, Gold sales were ahead of the comparable prior year period. The impact of the September 11 terrorist attacks resulted in substantially reduced sales for the remainder of the quarter. Comparatively, sales were 11.5% lower in the quarter ended October 31, 2001 and 4.2% lower in the quarter ended January 31, 2002.

         Silver wholesale sales increased $163,487 (18.4%) from the year earlier period. Silver retail sales decreased $3,280 (0.6%) from the year earlier period.

         Gold sales are typically one of the first things to decline when the economy is going down and one of the last things to improve when the economy is going back up. Silver sales are generally subject to similar constraints, although to a lesser degree, since silver jewelry is less expensive than gold.

         The Company expanded wholesale silver jewelry sales starting at the end of October 2001 through their new catalog, which has added approximately 1,800 new customers.

         During the six months ended January 31, 2002, the Company's gross profit margin remained relatively stable with a decrease to 32.7% from 33.5% in the year earlier period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - During the six months ended January 31, 2002, selling, general and administrative expense increased $605,281 (30.3%) from the same year earlier period. The following table summarizes the Company's selling, general and administrative expenses for the six-month periods ended January 31, 2002 and 2001:

                                                     2002             2001

         Gold                                  $   1,113,635    $    1,068,670
         Silver                                      959,958           874,327
         Tandori                                     325,062                -
         Corporate and other                         205,979            56,356
                                                -------------    --------------
           Total                               $   2,604,634    $    1,999,353
                                                =============    ==============

         Gold operations are comparing six months in the current year period to only four months in the prior year period. A comparison of the current six month period to the six months ended January 31, 2001 on a proforma basis results in a decrease of $313,472 (21.3%) in Gold's selling, general and administrative expenses. The decline is primarily the result of the elimination of legal and professional costs from the acquisition in the prior year of $52,647; a reduction of $82,600 in amortization; a reduction in advertising expense of $119,798; a reduction in catalog costs of $29,449; a reduction in rent, net of an associated increase in real estate taxes of $78,861; an increase in salaries and wages of $85,751 and a net reduction in other costs of $35,868.

         Silver's selling, general and administrative costs increased $85,631 to $959,958 during the six-month period ended January 31, 2002 as compared to the year earlier amount of $874,327. Total labor costs, including taxes and benefits, increased $78,317; commissions increased $35,933; catalog expense increased $44,473; advertising expense decreased $25,074; operating supplies and consumables decreased $34,189; postage and delivery decreased $19,536; and all other costs increased $5,707, net.

         Tandori's selling, general and administrative expenses include the five months during which it was owned by SGD.

         Corporate and other selling, general and administrative expense increased $149,623 during the six months ended January 31, 2002 as compared to the year earlier period. The increase consists of $75,000 in compensation costs relating to the issue of common stock for services; an increase of $44,103 from compensation costs, automobile lease expense and travel expense which were included in Silver's operations in the prior year period; an increase of $16,526 for directors' and officers' liability insurance; an increase of $17,358 for professional fees; a decrease in costs from other operations of $14,324; and an increase in other net costs of $10,960.

         INTEREST EXPENSE - Interest expense, related party and other, increased $15,990 during the six-month period ended January 31, 2002, as compared to the same year earlier period. The increase is primarily the result of the new related party debt from the acquisition of HMS in October 2000.

         INTEREST AND OTHER INCOME - Interest and other income of the Company decreased during the six-month period ended January 31, 2002 from the same year earlier period to $41,076 from $143,989. The decrease is attributed to the higher average cash balances during the six-month period ended January 31, 2001, which were from the sale of common stock through exercise of stock options and warrants.

         UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES - The Company recognized an unrealized loss in the amount of $225,913 during the six months ended January 31, 2002, from its investment in marketable equity securities that have been classified as trading securities. During the year earlier period, the Company recognized an unrealized gain in the amount of $650,395.

         INCOME TAXES - The Company recorded income tax expense in the amount of $22,100 during the six month period ended January 31, 2002 and income tax expense in the amount of $349,200 during the year earlier period. The prior year expense was $54,000 less than the expected tax would have been as a result of the Company reversing the valuation allowance which it had previously recorded.


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

                                                     SGD HOLDINGS, LTD.



Date:    March 25, 2002        By:      /s/ James G. Gordon
                                        -----------------------------------
                                        James G. Gordon, President and
                                        Principal Accounting Officer