Form 10QSB
period 2002-04-30
SGD HOLDINGS LTD
filed 2002-06-21
CIK 1106836

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                        For Quarter Ended: April 30, 2002


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of April 30, 2002 was 98,524,408.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

                                                                                         Page
                                                                                          No.

Part I.            Unaudited Financial Information

    Item 1.        Condensed Consolidated Balance Sheet -                                 3
                   April 30, 2002

                   Condensed Consolidated Statements of Operations -                      4
                   Three and Nine Months Ended April 30, 2002 and 2001

                   Condensed Consolidated Statement of Stockholders' Equity -             5
                   Nine Months Ended April 30, 2002

                   Condensed Consolidated Statements of Cash Flows -                     6-7
                   Nine Months Ended April 30, 2002 and 2001

                   Notes to Condensed Consolidated Financial Statements -                8-13
                   Nine Months Ended April 30, 2002 and 2001

      Item 2.      Managements Discussion and Analysis of Financial Condition           14-16
                   and Results of Operations

Part II.           Other Information                                                     17





SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheet
April 30, 2002
(Unaudited)

ASSETS
Current assets
 Cash and cash equivalents ....................................   $  1,989,329
 Trade accounts receivable ....................................      1,869,312
 Marketable equity securities .................................        232,983
 Inventory ....................................................      3,390,699
 Deferred income taxes ........................................        129,300
 Prepaid expenses and other assets ............................        308,828
                                                                  ------------
                                                                     7,920,451
Property and equipment, net ...................................        616,649
Goodwill and other intangibles ................................      4,249,926
Due from related parties ......................................         27,966
Deferred income taxes .........................................         48,800
Marketable equity securities ..................................        259,150
Deposits and other assets .....................................         41,416
                                                                  ------------
                                                                  $ 13,164,358
                                                                  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Current installments of long-term debt and notes payable .....        194,245
 Notes payable - related parties ..............................      1,744,455
 Accounts payable .............................................        950,781
 Accrued expenses .............................................        165,235
 Due to related parties .......................................         49,533
                                                                  ------------
                                                                     3,104,249
Long-term debt less current installments ......................        973,662

Stockholders' equity
 Common stock, $.0001 par value, 200,000,000 shares authorized,          9,852
 98,524,408 shares issued and outstanding
 Additional paid-in capital ...................................      9,333,142
 Retained earnings (deficit) ..................................       (144,147)
 Accumulated other comprehensive income (loss) ................       (112,400)
                                                                  ------------
                                                                     9,086,447
                                                                  ------------
                                                                  $ 13,164,358
                                                                  ============
See accompanying notes to consolidated financial statements.



SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations
Three and Nine Months April 30, 2002 and 2001
(Unaudited)



                                                                     Three Months Ended           Nine Months Ended
                                                                         April 30,                    April 30,
                                                                    2002            2001            2002            2001

Sales and revenues .........................................   $  3,424,456    $  2,568,809    $ 12,658,333    $  9,887,996
Cost of sales ..............................................      2,330,820       1,554,437       8,548,862       6,343,943
                                                               ------------    ------------    ------------    ------------
  Gross profit .............................................      1,093,636       1,014,372       4,109,471       3,544,053
Selling, general and administrative expense ................      1,247,887       1,097,150       3,852,521       3,096,503
                                                               ------------    ------------    ------------    ------------
  Earnings (loss) from operations ..........................       (154,251)        (82,778)        256,950         447,550

Other income (expense):
 Unrealized gain (loss) on marketable securities ...........        (23,104)       (281,522)       (249,017)        368,873
 Interest expense ..........................................         (1,921)         (7,704)        (18,339)        (24,500)
 Interest expense - related parties ........................        (55,311)        (53,857)       (145,684)       (127,863)
 Gold consignment fee ......................................        (26,812)        (37,730)        (89,809)        (88,535)
 Interest and other income .................................           (930)         48,185          40,146         192,174
                                                               ------------    ------------    ------------    ------------
                                                                   (108,078)       (332,628)       (462,703)        320,149
                                                               ------------    ------------    ------------    ------------
Net earnings (loss) before income taxes ....................       (262,329)       (415,406)       (205,753)        767,699
Income tax expense (benefit) ...............................        (88,300)       (117,423)        (66,200)        231,777
                                                               ------------    ------------    ------------    ------------
Net earnings (loss) ........................................   $   (174,029)   $   (297,983)   $   (139,553)   $    535,922
                                                               ============    ============    ============    ============

Net earnings (loss) per share ..............................   $     (0.002)   $     (0.003)   $     (0.001)   $      0.006
                                                               ============    ============    ============    ============

Weighted average shares outstanding (thousands) ............       98,524.4        96,084.4        97,925.9        95,770.1
                                                               ============    ============    ============    ============

See accompanying notes to consolidated financial statements



SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended April 30, 2002
(Unaudited)


                                                                                                         Accumulated
                                                                                       Retained              Other
                                                 Common Stock           Paid-in        Earnings          Comprehensive
                                             Shares        Par Value    Capital       (Deficit)       Income       Total
                                             -------       ---------    -------        -------        ------       -----
Balance, August 1, 2001 ..............    97,099,408   $     9,710   $ 9,098,284   $    (4,594)   $      --      $ 9,103,400
Common stock issued as part of
  purchase of Tandori, Inc. ..........       800,000            80       159,920          --             --          160,000
Common stock issued for services .....       625,000            62        74,938          --             --           75,000
Comprehensive income:
 Unrealized loss on available-for-sale
  securities, net ....................          --            --            --            --         (112,400)      (112,400)
 Net earnings ........................          --            --            --        (139,553)          --         (139,553)
                                          -----------------------------------------------------------------------------------
Balance, April 30, 2002 ..............    98,524,408   $     9,852   $ 9,333,142   $  (144,147)   $  (112,400)   $ 9,086,447
                                          ===================================================================================
See accompanying notes to consolidated financial statements.






SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Statement of Cash Flows
Nine Months Ended April 30, 2002 and 2001
(Unaudited)
                                                                   2002          2001
Cash flows from operating activities                               ----          ----
Net earnings (loss) ......................................   $  (139,553)   $   535,922
Adjustments to reconcile net earnings to net cash provided
    by operating activities:
 Depreciation and amortization ...........................       101,463        204,467
 Deferred income taxes ...................................       (66,200)       231,777
 Purchase of marketable equity securities ................          --         (333,587)
 Unrealized (gain) loss on marketable equity securities ..       249,017       (368,873)
 Proceeds from sale of marketable securities .............       175,000           --
 Common stock issued for services ........................        75,000           --
 Gain on sale of assets ..................................          --           (7,054)
 Deferred revenue realized ...............................       (31,295)       (31,295)
 Refund from net operating loss carryback ................          --           18,623
 Changes in assets and liabilities:
  Accounts receivable ....................................      (716,800)       228,841
  Inventory ..............................................      (330,620)      (770,771)
  Other assets ...........................................       (64,952)      (155,452)
  Accounts payable and accrued expenses ..................       543,384       (828,859)
                                                             -----------    -----------
Net cash provided by operating activities ................      (205,556)    (1,276,261)
                                                             -----------    -----------

Cash flows provided by investing activities
 Capital expenditures ....................................      (211,392)      (112,526)
 Acquisition of HMS, net of cash acquired ................          --       (2,817,872)
 Acquisition of Tandori, Inc., net of cash acquired ......      (449,650)          --
 Acquisition of assets at wholesale location .............          --         (105,000)
                                                             -----------    -----------
Net cash provided by investing activities ................      (661,042)    (3,035,398)
                                                             -----------    -----------


SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Statement of Cash Flows, Continued
Nine Months Ended April 30, 2002 and 2001
(Unaudited)
(Continued)

                                                          2002           2001
                                                          ----           ----
Cash flows provided by financing activities
 Proceeds from sales of common stock .............          --        1,567,500
 Loans collected (made) ..........................       500,000       (500,000)
 Loan proceeds ...................................       835,000        216,268
 Repayment of notes payable and long-term debt ...       (33,543)      (188,449)
 Loan proceeds - related party ...................       444,455           --
 Repayment of related party notes ................    (1,305,153)          --
 Increase (decrease) in amount due related parties        15,270          1,178
                                                     -----------    -----------
Net cash provided by financing activities ........       456,029      1,096,497
                                                     -----------    -----------
Net increase in cash and cash equivalents ........      (410,569)    (3,215,162)
Cash and cash equivalents, beginning of period ...     2,399,898      5,969,201
                                                     -----------    -----------
Cash and cash equivalents, end of period .........   $ 1,989,329    $ 2,754,039
                                                     ===========    ===========


SGD Holdings, Ltd.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended April 30, 2002 and 2001


1.       Organization and Summary of Significant Accounting Policies

(a)  Principles of Consolidation
     The consolidated financial statements include the accounts of SGD Holdings ,Ltd. ("SGD") and its wholly owned subsidiaries HMS Jewelry Company, Inc. ("HMS"), Con-Tex Silver Imports, Inc. ("Silver"), Jewelry Solutions & Commerce, Inc. ("Jewelry") and Tandori, Inc. ("Tandori") (collectively referred to as the "Company"). All material intercompany accounts and transactions have been eliminated.

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

     Effective September 1, 2001, the Company acquired Tandori in a transaction treated as a purchase for accounting purposes. The results of operations of Tandori are included in the consolidated financial statements commencing September 1, 2001. On April 24, 2002, Tandori acquired the business and certain assets of A Electric, an electrical contractor, which now operates as a division of Tandori.

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

     Tandori installs and sells equipment under the LifeStyle Technologies(TM) name in both commercial and residential buildings for security, audio, video, lighting, and other current technology applications. Effective April 24, 2002, with the addition of A Electric, Tandori also operates as an electrical contractor.

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

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company has elected to adopt this Statement effective August 1, 2001. The Company did not record an impairment loss as a result of the initial application of this Statement. Goodwill amortization expense during the nine months ended April 30, 2001, would have been $150,388 less had the Statement been in effect during that period.

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

                   Estimated fair values:
                   Assets acquired ........     $ 153,743
                   Liabilities assumed ....      (150,718)
                   Franchise ..............       456,975
                                                ---------
                   Purchase price .........       460,000
                   Less cash acquired .....          (350)
                   Less common stock issued      (160,000)
                                                ---------
                   Net cash paid ..........     $ 299,650
                                                =========

         The franchise located at Raleigh, North Carolina had been operated by the franchisor since its inception in January 2001. During the eight months ended August 31, 2001, this location had unaudited sales of $411,600 and an operating loss of $200,800. On April 24, 2002, Tandori paid $150,000 in cash and issued its note for $100,000 to acquire the assets and business of A Electric, an electrical contractor. The Company has allocated $24,000 of the purchase price to inventory and $34,000 to property and equipment. The remaining $192,000 was allocated to intangible assets.


3.       Related Party Transactions

         Silver leases its corporate headquarters from the principal shareholder of the Company at the rate of $2,200 per month. This amounted to $19,800 during each of the nine-month periods ended April 30, 2002 and 2001.

         The Company had received loans from its principal shareholder. The balance owed was $18,656 at April 30, 2002.

         HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $72,675 during the nine-month period ended April 30, 2002 and $56,525 during the nine-month period ended April 30, 2001 (owned by the Company for only seven months during prior year period). HMS Leasing Company, LLC is owned by the president of HMS.

         HMS had advances to its president and companies controlled by him at April 30, 2002 in the amount of $27,966.

         Related party interest expense amounted to $145,684 and $127,863 for the nine-month periods ended April 30, 2002 and 2001, respectively. Accrued interest payable to related parties amounted to $30,785 at April 30, 2002. See Note 7 for notes payable due related parties.

4.       Marketable Equity Securities

         The following summarizes the Company's investments in securities at April 30, 2002:

         Trading securities:
                   Cost .................         $ 242,027
                   Unrealized gain (loss)            (9,044)
                                                  ---------
                       Fair value .......         $ 232,983
                                                  =========

         Available-for-sale securities:
                   Cost .................         $ 429,550
                   Unrealized gain (loss)          (170,400)
                                                  ---------
                       Fair value .......         $ 259,150
                                                  =========

         The Company recognized an unrealized loss from trading securities in the amount of $249,017 during the nine months ended April 30, 2002 and recognized an unrealized gain from trading securities during the nine months ended April 30, 2001 in the amount of $368,873.

         The Company sold securities with an original cost of $175,000 for $175,000 in cash.

         Unrealized losses from available-for-sale securities included as a component of equity for the nine months ended April 30, 2002 were as follows:

              Unrealized losses ...........................     $(161,300)
              Deferred income taxes .......................        48,800
                                                                ---------
              Accumulated other comprehensive income (loss)     $(112,500)
                                                                =========


5.       Inventories and gold consignment agreement

         Inventories at January 31, 2002 consist of:

              Gold jewelry ....................     $ 4,185,643
              Silver and other jewelry ........       2,056,280
              Electronic equipment and supplies         117,357
                                                    -----------
                                                      6,359,280
              Less consigned gold .............      (2,968,582)
                                                    -----------
                   Net inventories ............     $ 3,390,698
                                                    ===========

          HMS has a gold consignment agreement with a gold lender. Under the terms of the agreement, HMS is entitled to lease the lesser of an aggregate amount of 13,200 ounces, or an aggregate consigned gold value not to exceed $3,450,000. Title to such consigned gold remains with the gold lender until HMS purchases the gold. However, during the period of consignment, the entire risk of loss, damage or destruction of the gold is borne by HMS. The purchase price per ounce is based on the daily Second London Gold Fix. HMS pays the gold consignor a consignment fee based upon the dollar value of gold ounces outstanding, as defined in the agreement. At April 30, 2002, HMS had 9,632 ounces of gold on consignment with a market value of $2,968,582 ($308.20 per ounce).

          The consignment agreement contains certain restrictive covenants relating to maximum usage, net worth, working capital, and other financial ratios, and the agreement requires HMS to own a specific amount of gold at all times. The agreement also limits the amount which HMS can pay to SGD and its sister companies. At April 30, 2002 HMS had transactions and balances with SGD and its sister companies as follows:

              Expenses paid on behalf of SGD ...................     $ 332,100
              Product and services sold to sister companies ....       112,988
              Loans and advances ...............................        84,128
                                                                     ---------
                                                                       529,216
              HMS share of consolidated income taxes, due to SGD      (411,500)
              Management fee due SGD ...........................      (142,500)
                                                                     ---------
                HMS over (under) allowable amount ..............     $ (24,784)
                                                                     =========

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

          The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS does not have any advances on this line of credit at April 30, 2002.


6.       Long-term debt and notes payable

         Long-term debt and notes payable at April 30, 2002 consists of the following:

              Note payable to bank with interest at 9% payable on
              demand or July 1, 2002 if no demand is made; accrued interest payable monthly; collateralized by all assets of Silver and
              guaranteed by the principal shareholder of the Company .......................     $ 128,525

              Notes payable to companies in monthly installments;
              collateralized by transportation equipment ...................................        78,908

              Financed insurance due in nine monthly payments ..............................        25,474

              Note payable to company due July 30, 2003 with interest at
              5.8% payable monthly .........................................................       835,000

              Note payable to an individual with interest at New York prime; payable $20,000
              plus interest annually .......................................................       100,000

              Current installments of long-term debt and notes payable .....................      (194,245)
                                                                                                 ---------

              Long-term debt less current installments .....................................     $ 973,662
                                                                                                 =========

7.       Notes payable due related parties

         Notes payable due related parties at April 30, 2002 consist of the following:


              Notes payable to the president of HMS Jewelry Company, Inc., due on October 15, 2002, with interest payable monthly at 8%,
              collateralized by the stock of HMS Jewelry Company, Inc. .....        $1,250,000

              Notes payable to the brother of the principal shareholder of
              the Company due on demand with interest at 12%, unsecured ....           444,455

              Note payable to the brother of the principal shareholder of the Company due on demand with interest at 8%, unsecured,
              convertible into common stock of the Company at $.01 per share            50,000
                                                                                    ----------
                                                                                    $1,744,455
                                                                                    ----------





8.       Segment information

         The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. For the nine-month period ended April 30, 2002, the Company operated in the following segments (amounts in thousands):

                                                                                Corporate
                                          Gold         Silver      LifeStyle    and other  Consolidated

         Revenues:
           External customers         $    9,377   $     2,111    $   1,170   $        -    $    12,658
           Intersegment               $       22             -            -            -    $        22

         Earnings (loss)
           from operations            $    1,004   $      (276)   $    (201)  $     (270)   $       257
         Unrealized (loss) on
           marketable securities               -             -            -         (249)          (249)
         Other, net                         (159)          (17)          (8)         (30)          (214)
         Deferred income tax
           (expense) benefit                (289)           98           71          186             66
                                      -----------  -----------    ---------   ----------    -----------
         Net earnings (loss)          $      556   $      (195)   $    (138)  $     (363)   $      (140)
                                      ==========   ===========    =========   ==========    ============

         Assets                       $    8,387   $     2,624    $   1,360   $      793    $    13,164
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


A.       LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased from $5,799,546 at July 31, 2001 to $4,816,204 at April 30, 2002. The decline in working capital of $983,342 includes $1,250,000 of debt to related parties which was non-current at July 31, 2001. The remaining net increase includes the $300,000 in working capital used in the acquisition of Tandori; increases in accounts receivable of $716,800; increases in inventory of $330,620; increases in accounts payable and accrued expenses of $543,385; and other net decreases of $237,377.

         The Company has budgeted $50,000 for additional improvements for its Lifestyle Technology operations, which will be funded from working capital as needed.

B.       RESULTS OF OPERATIONS

         SALES AND COST OF SALES - During the nine months ended April 30, 2002 sales increased $2,770,337 from $9,887,996 to $12,658,333 from the same year earlier period. The Company's sales may be summarized as follows for the nine-month periods ended April 30, 2002 and 2001:

                                                     2002             2001

              Gold ...................         $   9,399,072  $    7,954,319
              Silver:
                Wholesale ............             1,404,258       1,134,403
                Retail ...............               706,623         709,425
                                                 -----------     -----------
                                                   2,110,881       1,843,828
              Tandori ................             1,170,080            --
              Other ..................                  --            89,849
                                                 -----------     -----------
                                                  12,680,033       9,887,996
              Intersegment sales .....               (21,700)           --
                                                 -----------     -----------
                                               $  12,658,333  $    9,887,996
                                                 ===========     ===========

         Gold sales in the prior year period included the seven months ended April 30, 2001, since that was the only period HMS was owned by the Company. On a pro forma basis, Gold sales during the nine-month period ended April 30, 2001 were $9,900,712. Accordingly, Gold sales decreased 5.1% from the year earlier comparable period. Until September 11, 2001, Gold sales were ahead of the comparable prior year period. The impact of the September 11 terrorist attacks resulted in substantially reduced sales for the remainder of the quarter.

         Silver wholesale sales increased $269,855 (23.8%) from the year earlier period. Silver retail sales decreased $2,802 (0.4%) from the year earlier period.

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

         During the nine months ended April 30, 2002, the Company's gross profit margin remained relatively stable with a decrease to 32.5% from 35.8% in the year earlier period. The decline is primarily associated with Gold operations, whose gross profit margin declined from 31.0% in the year earlier period to 28.2% during the current period. This decline in gross profit of $263,174 is offset by a decline in selling, general and administrative expenses of $442,178 as discussed below.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - During the nine months ended April 30, 2002, selling, general and administrative expense increased $756,018 (24.4%) from the same year earlier period. The following table summarizes the Company's selling, general and administrative expenses for the nine-month periods ended April 30, 2002 and 2001:

                                          2002           2001

              Gold ..............  $   1,639,927 $    1,732,386
              Silver ............      1,381,019      1,276,369
              Tandori ...........        561,008           --
              Corporate and other        270,567         87,748
                                       ---------      ---------
                Total ...........  $   3,852,521 $    3,096,503
                                       =========      =========

         Gold operations are comparing nine months in the current year period to only seven months in the prior year period. A comparison of the current nine month period to the nine months ended April 30, 2001 on a proforma basis results in a decrease of $442,178 (21.2%) in Gold's selling, general and administrative expenses. The decline is primarily the result of the elimination of legal and professional costs from the acquisition in the prior year of $91,072; a reduction of $144,550 in amortization; a reduction in advertising expense of $152,885; a reduction in catalog costs of $50,318; a reduction in rent, net of an associated increase in real estate taxes of $109,993; an increase in salaries and wages of $106,674 and a net reduction in other costs of $34.

         Silver's selling, general and administrative costs increased $104,650 to $1,381,019 during the nine-month period ended April 30, 2002 as compared to the year earlier amount of $1,276,369. Total labor costs, including taxes and benefits, increased $62,592; commissions increased $48,313; catalog expense increased $77,660; advertising expense decreased $36,431; operating supplies and consumables decreased $38,489; postage and delivery decreased $24,170; and all other costs increased $15,175, net.

         Tandori's selling, general and administrative expenses include the eight months during which it was owned by SGD.

         Corporate and other selling, general and administrative expense increased $182,819 during the nine months ended April 30, 2002 as compared to the year earlier period. The increase consists of $75,000 in compensation costs relating to the issue of common stock for services; an increase of $61,290 from compensation costs, automobile lease expense and travel expense which were included in Silver's operations in the prior year period; an increase of $20,414 for directors' and officers' liability insurance; an increase of $29,689 for professional fees; a decrease in costs from other operations of $14,740; and an increase in other net costs of $11,166.

         INTEREST EXPENSE - Interest expense, related party and other, increased $11,660 during the nine-month period ended April 30, 2002, as compared to the same year earlier period. The increase is primarily the result of the new related party debt from the acquisition of HMS in October 2000 and loans received during the current year to fund the purchase and initial operations of Tandori. The gold consignment fee increased 1.4%, primarily due to higher gold prices.

         INTEREST AND OTHER INCOME - Interest and other income of the Company decreased during the nine-month period ended April 30, 2002 from the same year earlier period to $40,146 from $192,174. The decrease is attributed to the higher average cash balances during the nine-month period ended April 30, 2001, which were from the sale of common stock through exercise of stock options and warrants.

         UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES - The Company recognized an unrealized loss in the amount of $249,017 during the nine months ended April 30, 2002, from its investment in marketable equity securities that have been classified as trading securities. During the year earlier period, the Company recognized an unrealized gain in the amount of $368,873.

         INCOME TAXES - The Company recorded income tax benefit in the amount of $66,200 during the nine month period ended April 30, 2002 and income tax expense in the amount of $231,777 during the year earlier period. The prior year expense was $54,000 less than the expected tax would have been as a result of the Company reversing the valuation allowance which it had previously recorded.


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

                                                     SGD HOLDINGS, LTD.



Date:    June 20, 2002                      By:   /s/ James G. Gordon
                                                  -------------------
                                                  James G. Gordon, President and
                                                  Principal Accounting Officer