Form 10KSB
period 2002-07-31
SGD HOLDINGS LTD
filed 2002-12-12
CIK 1106836

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the fiscal year ended JULY 31, 2002

                         Commission file number 0-29671

                               SGD HOLDINGS, LTD.
                 (Name of small business issuer in its charter)

        DELAWARE                                     13-3986493
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

          3801 WILLIAM D TATE AVENUE, SUITE 100, GRAPEVINE, TEXAS 76051
               (Address of principal executive offices) (Zip Code)

                     111 RHODES STREET, CONROE, TEXAS 77301
           (Former address of principal executive offices) (Zip Code)

                    Issuer's telephone number (817) 421-0057

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

Check if delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year - $16,778,180.

As of December 2, 2002, the registrant had outstanding 28,166,077 shares of its Common Stock, par value $.0001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on December 2, 2002, was approximately $903,000 based on its closing price on the OTC: Bulletin Board on that date. (See Item 5).

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

On June 10, 1999, SGD acquired all of the issued and outstanding common stock of both Con-Tex Silver Imports, Inc. ("Silver"), incorporated September 12, 1994 in Texas and Jewelry Solutions & Commerce, Inc. ("Jewelry"), incorporated February 3, 1999 in Delaware. For accounting purposes, the acquisitions have been treated as the acquisition of Silver and Jewelry by SGD with Silver as the acquirer (reverse acquisition). The historical financial statements prior to June 10, 1999 are those of Silver. On January 17, 2001, Gold Online.com, Inc. changed its name to Jewelry Solutions & Commerce, Inc. and is currently inactive.

                          ACQUISITION OF TANDORI, INC.

Effective September 1, 2001, SDG acquired the business and operations of Tandori, Inc., ("Tandori") pursuant to a Transfer and Assumption Agreement in exchange for $300,000 in cash paid to the franchisor and assumption of existing liabilities. The acquisition included the LifeStyle Technologies(TM) franchise for Raleigh, North Carolina, which had commenced operations in January 2001, and three other locations which had not yet commenced operations; part of Houston, Texas and Wilmington and Greensboro, North Carolina. In addition, SGD issued 800,000 shares of its common stock, valued at $160,000, based upon the quoted price on the date of transfer, to certain principles of the new operation.

Tandori operates under the LifeStyle Technologies(TM) name as a full service home technology integration company providing complete installation and equipment for structured wiring, home audio, home theater, home security, PC networking, central vacuum, accent lighting and other current technology applications.

          ACQUISITION OF HMS JEWELRY CO., LTD AND HMS OPERATING COMPANY

Effective October 1, 2000, the Company acquired, pursuant to an Agreement and Plan of Merger the operations and business of HMS Jewelry Company, Inc. ("HMS"), in exchange for $4,500,000 in cash and convertible promissory notes in the amount of $2,500,000. The transaction resulted in the merger of the business and operations of HMS Jewelry Co., Ltd., a Texas limited partnership and HMS Operating Company, a Texas corporation into a newly formed subsidiary of the Company, HMS Jewelry Company, Inc. HMS is a national jewelry wholesaler, specializing in 18K, 14K and 10K gold and platinum jewelry, with headquarters in Dallas, Texas. HMS markets its products to a network of over 30,000 retail jewelers, through a catalog and telephone ordering system and through its B2B online catalog http://www.HMSgold.com. The notes bear interest at eight percent (8%) per annum, require monthly payment of interest and are convertible into the Company's common stock at $1.25 per share, as adjusted for any stock splits or combinations. At July 31, 2002, one remaining note in the amount of $1.25 million is due October 15, 2002. The note holder has agreed to extend the note until February 15, 2003 subject to the Company obtaining a release of the note holder's personal guaranty on the gold consignment agreement.

Prior to closing the HMS transaction, the Company sold 1.1 million shares of its common stock for net proceeds of $1,567,500 and utilized these funds plus existing cash reserves to make the initial cash payment.


BUSINESS OF ISSUER

SGD is now a holding company engaged in acquiring and developing jewelry related businesses and other businesses which allow the Company to better diversify.

HMS is a wholesale jewelry distributor with headquarters in Dallas, Texas. HMS primarily sells gold products to a network of over 30,000 retail jewelers, through a catalog and telephone ordering system.

Silver is involved in both the wholesale and retail jewelry business, principally silver, with retail locations in Texas. The wholesale operation of Silver consists of sales directly from its headquarters in Conroe, Texas, sales from a Dallas location and sales from jewelry shows at locations throughout the south central United States.

Jewelry established an Internet jewelry presence in the late fall of 1999, when Jewelry began selling through an e-commerce site, located at http://www.GoldOnline.com, which has now been licensed to a third party. Jewelry is currently inactive.

Tandori operates under the LifeStyle Technologies(TM) name as a full service home technology integration company providing complete installation and equipment for structured wiring, home audio, home theater, home security, PC networking, central vacuum, accent lighting and other current technology applications.

                                   FISCAL YEAR

As used throughout this document, fiscal 2002 refers to the fiscal year ended July 31, 2002 and fiscal 2001 refers to the fiscal year ended July 31, 2001.

                         PRINCIPAL PRODUCTS AND MARKETS

HMS is a national jewelry wholesaler, specializing in 18K, 14K AND 10K gold and platinum jewelry, with headquarters in Dallas, Texas. HMS markets its products to a network of over 30,000 retail jewelers through a catalog and telephone ordering system and through its B2B online catalog at http://www.HMSgold.com. HMS reduces gross sales by the amount of returns and discounts to determine net sales each month. Each month a reserve is established for returns based on HMS's historical experience, the amount of gross sales and the customer base. Total actual returns amounted to approximately 11.4% and 10.5% of gross sales in fiscal 2002 and fiscal 2001, respectively.

Silver offers a variety of fashion products, including silver jewelry, neckchains, bracelets, fancy necklaces, earrings, pre-owned high-end watches and mass-market watches.

Tandori installs and sells equipment under the LifeStyle Technologies(TM) name in both commercial and residential buildings for audio, video, security, lighting and other technology applications. Tandori currently has two operating franchises at Raleigh, North Carolina and Spring, Texas (north of Houston) and two franchise locations at Wilmington and Greensboro, North Carolina, which have not commenced operations.

                                  DISTRIBUTION

HMS and Contex generally utilize the services of United Parcel Service for shipping their products. Tandori generally delivers and installs its products.

                                   COMPETITION

HMS operates as a wholesale jewelry distributor, and as such, its primary competitive factors in the industry are price, quality and customer service. HMS has developed specialized customer service programs that are important competitive factors in sales to jewelry retailers. The recent trend towards consolidation at the retail level in the jewelry industry and low labor costs outside the United States may increase the level of competition facing us. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures we face will not have a material adverse effect on our business, operating results and financial condition.

Contex operates as a wholesale jewelry distributor and also sells through five retail locations in Texas. Accordingly, we face competition similar to the wholesale operations of HMS, although we generally sell less expensive merchandise. The retail operations face competition from a wide range of varied competitors, from national jewelry chains and department stores to smaller outlets who sell jewelry as a side-line rather than it being their main product.

Tandori faces competition from companies which provide substantially the same services, retail locations that sell the same or similar equipment, companies that only install wiring and security companies.

                    SOURCE AND AVAILABILITY OF RAW MATERIALS

HMS, Contex and Tandori acquire their inventory from a large number of sources, the loss of any one of which would not have a material impact on their operations.

HMS uses gold consignment arrangements with a gold lender to supply substantially all of its gold needs. See Item 6. "Management's Discussion and Analysis - Liquidity and Capital Resources."

                           SEASONAL NATURE OF BUSINESS

The Company's business is seasonal in nature. Presented below are the Company's net sales for each quarter of fiscal 2002 and fiscal 2001 (net sales have been adjusted on a pro forma basis as if HMS was acquired at the beginning of fiscal
2001):
                                                            Net Sales
                                                          ($ in thousands)
                                                          ----------------
Fiscal 2002 ended July 31, 2002

          First quarter ...........................            $ 3,676
          Second quarter ..........................              5,558
          Third quarter ...........................              3,424
          Fourth quarter ..........................              4,120
                                                               -------
            Total .................................            $16,778
                                                               =======


Fiscal 2001 ended July 31, 2001

          First quarter ...........................            $ 3,960
          Second quarter ..........................              5,131
          Third quarter ...........................              2,515
          Fourth quarter ..........................              2,547
                                                               -------
            Total .................................            $14,153
                                                               =======

HMS and Contex have experienced a seasonal pattern in their operating results with the second quarter (ended January 31) typically having the highest sales. This fluctuation is mitigated to a degree by the early placement of orders by many of their customers, particularly for the Christmas holiday season. This accounts for the first quarter (ended October 31) generally having higher sales than the third and fourth quarter. In addition, they market holiday and seasonal products year round for such occasions as Mother's Day, Valentine's Day, Father's Day, religious holidays and school graduations.

Tandori will generally experience lower sales during the second quarter (when HMS and Contex have their highest sales) due to both weather considerations and due to the holidays. Accordingly, as its sales grow they should positively impact the periods when jewelry sales are lower.

                                 MAJOR CUSTOMERS

HMS services a significant number of jewelry store customers located throughout the United States, the largest of which accounts for less than 2% of net sales. The retail sales of Contex also represent a large and diverse number of customers. The loss of any customer would not have a material impact on the operations of HMS or Contex. Contex had one wholesale customer which accounted for 13% of its sales.

Tandori has one customer who accounted for 17.2% of its sales and another customer who accounted for 8.9% of its sales. The loss of either customer could have a material impact on the operations of Tandori.

                                    EMPLOYEES

At July 31, 2002, the Company had 93.5 equivalent employees (88 full-time) as compared to 53.75 equivalent employees at July 31, 2001. The increase is primarily due to the acquisition of Tandori during fiscal 2002, who had 38 employees at July 31, 2002.


ITEM 2.  DESCRIPTION OF PROPERTY

At July 31, 2002, SGD maintained its corporate headquarters and the wholesale silver jewelry inventory and operations of Contex in Conroe, Texas. The office and warehouse is 7,500 square feet and is leased from a Director and a major stockholder of the Company for $2,200 per month.

HMS maintains its wholesale gold inventory and operations in Dallas, Texas. The office and operations area comprises 8,075 square feet and is leased from a company owned by the President of HMS for $8,075 per month.

At July 31, 2002, Contex also operated five retail jewelry stores in Texas with aggregate monthly rent of approximately $13,100.

Contex has two wholesale outlets in Dallas and also attends a number of regional shows as a part of its wholesale silver operations. Booth rental for the wholesale outlets and shows averages approximately $8,500 per month.

Tandori leases facilities in Raleigh, North Carolina ($3,804 per month for 5,040 square feet) and Spring, Texas ($4,590 per month for 5,400 square feet).


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any litigation that would be material to the Company's business or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

SGD had been a non-reporting publicly traded company with certain of its securities exempt from registration under the Securities Act of 1933 pursuant to Rule 504 of Regulation D and Rule 701 of the General Rules and Regulations of the Securities and Exchange Commission. SGD's common stock is traded on the OTC:
Bulletin Board operated by NASDAQ under the symbol SGDD. SGD had not filed a registration statement with the Securities and Exchange Commission and had not been a reporting company under the Securities Exchange Act of 1934 prior to April 3, 2000.

The NASDAQ Stock Market implemented a change in its rules requiring all companies trading securities on the OTC: Bulletin Board to become reporting companies under the Securities Exchange Act of 1934. The Company was required to become a reporting company by the close of business on April 3, 2000, or no longer be listed on the OTC: Bulletin Board. SGD effected a merger with Benton and has become a successor issuer thereto in order to comply with the reporting company requirements implemented by the Nasdaq Stock Market.

The following chart shows the quarterly high and low bid prices for the Company's Common Stock for the last two years, as reported on the OTC: Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                               Opening     High       Low    Closing
                                                 Bid        Bid       Bid      Bid

Quarter ended October 31, 2000 .........     $   1.88  $   3.13  $   1.63  $   2.00
Quarter ended January 31, 2001 .........     $   2.00  $   2.50  $    .88  $   1.50
Quarter ended April 30, 2001 ...........     $   1.50  $   1.97  $    .70  $    .75
Quarter ended July 31, 2001 ............     $    .75  $   1.00  $    .41  $    .70
Quarter ended October 31, 2001 .........     $    .70  $    .87  $    .20  $    .51
Quarter ended January 31, 2002 .........     $    .51  $    .51  $    .12  $    .12
Quarter ended April 30, 2002 ...........     $    .12  $    .27  $    .08  $    .14
Quarter ended July 31, 2002 ............     $    .14  $    .18  $    .05  $    .07


HOLDERS

As of December 4, 2002, there were approximately 238 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

DIVIDENDS

The Company has not previously paid cash dividends on its common stock, and intends to utilize current resources to expand; thus, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic conditions and their impact on the retail sales environment and the home building market; 2. Fluctuations in the price of gold and other metals used to manufacture our jewelry; 3. Customer requirements; 4. Competition from outside the United States where labor costs are substantially lower; and 5. Success of marketing, advertising and promotional campaigns.

The operations of the Company consist primarily of the wholesale sales of HMS and the retail and wholesale sales of Silver. HMS is included since October 1, 2000, the effective date of its acquisition. Silver has been in operation since 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $5,799,546 at July 31, 2001 to $3,630,930 at July 31, 2002. The working capital decrease of $2,168,616 consists of a decline in current assets of $403,142 and an increase in current liabilities of $1,765,474. The decline in current assets including the assets acquired in the Tandori acquisitions is primarily composed of a decline in cash of $1,084,956, a decline in marketable securities of $644,965, the collection of a note receivable of $500,000 all partially offset by an increase in accounts receivable of $609,870, a net increase in inventory of $526,241 ($1,043,043 increase less write-down of $516,789) and an increase in prepaid expenses and other assets of $419,663. The increase in current liabilities including the liabilities assumed in the Tandori acquisitions is primarily composed of a net increase in current installments of long-term debt and notes payable, including related parties, of $788,155 and an increase in accounts payable of $915,043.

On October 23, 2000, the Company completed the acquisition of the business and assets of HMS Jewelry Co., Ltd., a Texas limited partnership, and HMS Operating Company, a Texas corporation, (collectively "HMS") for $7 million, $4.5 million in cash and $2.5 million in convertible secured promissory notes. The notes bear interest at eight percent (8%) per annum and require monthly payment of interest. The notes are convertible into the Company's common stock at $1.25 per share, as adjusted for any stock splits or combinations. One note in the amount of $1.25 million is due October 15, 2001 and the other note in the amount of $1.25 million is due October 15, 2002. On October 15, 2001, the Company received a loan from a related party in the amount of $675,000; paid one-half of the $1,250,000 note due on that date and extended the balance of $625,000 until April 15, 2002 with the same terms as the original note. During April the Company received a loan in the amount of $835,000 and retired the $625,000 balance of the note due April 15, 2002. The note holder has agreed to extend the remaining note which was due October 15, 2002 until February 15, 2003 subject to the Company obtaining a release of the note holder's personal guaranty on the gold consignment agreement.

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

HMS relies on a gold consignment program, short-term borrowings and internally generated funds to finance its inventories and accounts receivable. HMS fills most of its gold supply needs through a gold consignment arrangement with a gold lender. Under the terms of that arrangement, HMS is entitled to lease the lesser of an aggregate of 13,200 ounces of fine gold or an aggregate consigned gold value not to exceed $4,950,000, reduced by any outstanding balance on its $1,500,000 line of credit. The consigned gold is secured by substantially all property of HMS, including its cash, accounts receivable, inventory and machinery and equipment and the corporate guaranty of SGD. HMS pays the gold lender a consignment fee based on the dollar value of ounces of gold outstanding under their agreement, which value is based on the daily Second London Gold Fix. HMS believes that its financing rate under the consignment arrangement is substantially similar to the financing rates charged to gold consignees similarly situated to HMS. As of July 31, 2002, HMS held 12,332 ounces of gold on consignment with a market value of $3,756,944 and at July 31, 2001, HMS held 10,251 ounces of gold on consignment with a market value of $2,725,741.

The consignment agreement contains restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and the agreement requires HMS to own a specific amount of gold at all times. At July 31, 2002, HMS was in compliance with all of the covenants in the consignment agreement.

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

While we believe our supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may impact the demand for our products. During the past two years, the average closing price of gold according to the Second London Gold Fix ranged from a low of $271 to a high of $350 and averaged $297 per ounce in fiscal 2002 and ranged from a low of $261 to a high of $296 and averaged $272 per ounce during the ten months of fiscal 2001. Fluctuations in the precious metals markets and credit may result in an interruption of our gold supply or the credit arrangements necessary to allow us to support our accounts receivable and continue the use of consigned gold.

The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS does not have any advances on this line of credit at July 31, 2002.

During fiscal 2002, the Company had $842,388 in cash used in operating activities as compared to $1,381,735 in fiscal 2001. During fiscal 2002 the major uses of cash for operating activities was the net loss of $1,235,418, the increase in accounts receivable of $522,919 and the increase in inventory of $1,000,993. The more significant sources of cash from operating activities and non-cash adjustments were the unrealized loss from marketable securities of $321,518, proceeds from the sale of marketable securities of $300,001, the write-down of inventory of $516,789 and an increase in accounts payable of $828,553. During fiscal 2001 the most significant use of cash was a reduction in accounts payable of $1,081,845. Other major uses of cash included an increase in inventory of $614,282, use of $333,587 in cash to acquire marketable equity securities and an unrealized gain on marketable equity securities of $239,973. Major increases in cash and non-cash adjustments include a reduction of $525,959 in accounts receivable and depreciation and amortization of $299,201.

During fiscal 2002 the Company used $673,946 in investing activities, which included $449,650 for the acquisition of Tandori and the subsequent acquisition of the assets and business of A-Electric, net of cash received. During fiscal 2001, the Company used $3,046,204 in investing activities, which included $2,787,872 for the acquisition of HMS, net of cash received.

During fiscal 2002, the Company had $431,378 in net cash provided by financing activities. The Company received $1,308,407 in loan proceeds, including $473,407 from a related party and repaid $1,361,713 in loans, including $1,305,153 in related party loans. In addition, the Company collected a loan in the amount of $500,000 which they had made in fiscal 2001 and net advances to related parties increased $15,316. During fiscal 2001 the Company had $858,636 in net cash provided by financing activities. This included proceeds from sale of common stock of $1,567,500, use of $500,000 for a loan and $202,820 used to reduce long-term debt and notes payable.

In September 2002, Tandori secured a $300,000 line of credit with a bank which is collateralized by its accounts receivable. Interest of prime plus 1% is payable monthly on the demand loan.

The Company is currently budgeting $200,000 for capital expenditures for fiscal 2003. This includes approximately $150,000 to upgrade and add showroom equipment for its Tandori locations and $50,000 for other miscellaneous equipment. The Company will either use cash, its existing credit facilities or may secure a floor-plan loan for the Tandori equipment.

SALES AND COST OF SALES

During fiscal 2002, sales increased $4,449,727 or 36.3% as compared to fiscal 2001. The principal sources of the increase were an increase in HMS sales of $2,206,398 and $2,122,491 in sales from Tandori, which was new in fiscal 2002. Sales increased $10,614,722 (649%) to $12,249,684 in fiscal 2001 as compared to $1,634,962 in fiscal 2000. The main reason for the increase in sales was the acquisition of HMS effective October 1, 2000. On a pro forma basis, as if HMS were acquired at the beginning of fiscal 2000, sales would have been $14,153,000 in fiscal 2001 and $16,199,000 in fiscal 2000, a decrease of 12.6%. Sales and related cost of sales may be summarized as follows:

                                                      2002              2001

Sales and revenues:
  HMS ......................................       $11,961,639       $ 9,755,241
  Tandori ..................................         2,122,491              --
  Silver and other .........................         2,615,281         2,494,443
                                                   -----------       -----------
    Recorded sales .........................        16,699,411        12,249,684
  HMS pro forma ............................              --           1,903,316
                                                   -----------       -----------
    Pro forma sales and revenue ............        16,699,411        14,153,000

Cost of sales:
  HMS ......................................         8,720,700         6,792,626
  Tandori ..................................         1,511,727              --
  Silver and other .........................         1,743,605         1,083,931
                                                   -----------       -----------
    Recorded cost of sales .................        11,976,032         7,876,557
                                                   -----------       -----------
  HMS pro forma ............................              --           1,425,238
                                                   -----------       -----------
    Pro forma cost of sales ................        11,976,032         9,301,795
                                                   -----------       -----------
Pro forma gross profit .....................       $ 4,723,379       $ 4,851,205
                                                   ===========       ===========

Fiscal 2002
Fiscal 2002 sales increased 36.3% on a historical basis and 18% on a pro forma basis. HMS sales increased 2.6% on a proforma basis. The decline in sales experienced by HMS after the September 11, 2001 tragedy was offset by increases from its new catalog, which was introduced during the fourth quarter of fiscal 2002. The sales of HMS and the sales of Tandori, in its initial year of operations, accounted for the majority of the sales increase. Contex sales increased 8.8% from the fiscal 2001 results. Retail sales represent 37% of total Contex sales and wholesale sales represent 63% of total Contex sales. Contex retail sales increased 2.6%, which includes an increase of 13.6% from new store sales and from stores which opened in fiscal 2001 and a decline of 11% from same store sales (stores open all of fiscal 2002 and fiscal 2001). Wholesale sales for Contex amounted to $1,649,454 during fiscal 2002 as compared to $1,463,003 during fiscal 2001, an increase of 12.7%. Contex added one major customer during fiscal 2002 that accounted for 20.7% of their wholesale sales. Due principally to low margins, they discontinued selling to this customer during the third quarter. Contex wholesale sales, excluding this one customer, declined 10.6%.

Fiscal 2001
On a pro forma basis, HMS sales decreased $2,905,481 (19.9%) from $14,564,038 in fiscal 2000 to $11,658,557 in fiscal 2001. HMS is more negatively impacted by the economy than the operations of Silver. This is primarily an issue of price, with more customers opting for low cost silver jewelry when the economy is in an economic downturn. This accounts for part of the Silver's sales increase, with retail sales increasing 78% (73% from new store sales and 5% from same store sales increases) and wholesale sales increases of 48%. Silver's sales include 39% from retail sales and 61% from wholesale sales during fiscal 2001 as compared to 35% retail and 65% wholesale in fiscal 2000.

During fiscal 2002, HMS gross profit margin was 26.9%, Contex was 33.3% and Tandori 28.8% for a composite 28.3%. HMS gross profit margin declined in fiscal 2002 primarily due to the increase in gold price. HMS has a fixed amount of profit for each ounce of gold sold, accordingly with the gold value increasing their gross profit percentage is a smaller percentage of sales. Tandori's gross profit margin of 28.8% includes costs associated with new business development and is expected to improve. Contex gross profit margin declined from 56.5% to 33.3% primarily due to an adjustment of $516,789 to reserve for obsolete inventory. Gross profit margins, on a pro forma basis, improved from 28.4% in fiscal 2000 to 34.3% in fiscal 2001. Both segments had improved gross profit margins with HMS improving from 26.0% to 29.5% and Silver improving from 49.6% to 56.5%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                     SILVER

Fiscal 2002
Silver's selling, general and administrative expense declined in fiscal 2002 to $1,852,725 from $1,871,457 in fiscal 2001, approximately 1%.

Labor costs increased 3%, primarily due to increased commissions of $33,828. Advertising costs declined 59% or $38,663 due to cancellation of all major advertising. Contex had catalog costs of $102,875 during fiscal 2002, their first catalog. Other declines include travel of $34,511, show expenses of $15,379 and supplies of $45,680.

Fiscal 2001
Silver's selling, general and administrative expenses increased from $1,082,243 in fiscal 2000 to $1,975,948 in fiscal 2001.

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

                              GOLD OPERATIONS (HMS)

Fiscal 2002
During fiscal 2002, HMS reduced its selling, general and administrative costs by $99,970 (4%) from the year earlier period, which only included ten months of operations. On a pro forma basis, HMS reduced it selling, general and administrative costs by $387,647 (14.3%).

Goodwill amortization expense in fiscal 2002 was zero as compared to $205,330 in fiscal 2001 due to implementing the new FASB requirements.

Accounting and legal costs declined $106,987 from the historical amount in fiscal 2001, which was primarily the result of the acquisition in the prior year.

A number of other costs and expenses both increased and decreased as follows: catalog costs - down $43,411; commissions - up $32,607; freight out - up $45,849; jewelry shows - up $41,757; rent - down $26,253; salaries - up $14,042
(from pro forma amount).

Catalog costs are the result of amortizing the total cost of the catalog over twelve to twenty-four months, based upon the expected life of the catalog. The current year amount only includes the initial 2 months of amortization for the new catalog. Commissions and freight out are both up due to increased sales while jewelry show costs are higher due to attending more shows during the current year than in the prior year.

Fiscal 2001
Selling, general and administrative expenses for HMS for the ten-month period since October 1, 2000 amounted to $2,420,681. On a pro forma basis, selling, general and administrative expenses amounted to $2,708,359 for fiscal 2001 and $2,207,716 for fiscal 2000, an increase of $500,643 (22.7%).

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

Rent expense decreased $92,033 from $282,858 in fiscal 2000 to $190,825 in fiscal 2001. The decrease is a result of the change in the lease on the HMS facility. This rent was reduced from $20,000 per month to $8,075 per month and substantially offsets the increase in officer compensation.

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

                                     TANDORI

Tandori's selling, general and administrative costs amounted to $859,442 during its first partial year of operations. The major components of the cost are labor
- $420,824; franchise fee - $105,760; rent - $65,796; and commissions - $51,199.
Tandori was operating in Raleigh, North Carolina when it was acquired effective September 1, 2001 and has since opened an additional location in Spring, Texas.

                                 SGD (CORPORATE)

Selling, general and administrative costs increased from $104,491 in fiscal 2001 to $305,719 in fiscal 2002. The increase of $201,228 consists primarily of $58,363 in costs allocated from Contex, $30,109 in increased professional fees, an increase of $85,000 in consulting fees, of which $75,000 was in the form of common stock, and an increase of $24,302 in director and officer insurance.

GOLD CONSIGNMENT FEE

The gold consignment fee charged by the gold lender for HMS during fiscal 2002 was $124,163 and amounted to $125,094 during the ten-month period HMS was owned by SGD in fiscal 2001.

INTEREST EXPENSE

Interest expense amounted to $238,534 ($186,516 related party) in fiscal 2002, as compared to $212,265 ($180,015 related party) during fiscal 2001. The majority of the increase is due to fiscal 2001 only including 10 months for the HMS acquisition debt and the interest of $28,248 ($25,655 related party) on additional debt associated with Tandori in fiscal 2002.

Interest expense increased from $30,515 ($4,088 to related parties) in fiscal 2000 to $212,265 ($180,015 to related parties) in fiscal 2001. The increase relates primarily to the acquisition of HMS. Related party interest includes $166,667 on the debt incurred in the acquisition of HMS and $9,349 on HMS debt owed to its president.

UNREALIZED GAIN ON MARKETABLE SECURITIES

In fiscal 2002, the Company recognized an unrealized loss in the amount of $321,518 on their investment in trading securities. In fiscal 2001, the Company recognized an unrealized gain in the amount of $239,973 on their investment in trading securities. The Company did not own any trading securities in fiscal 2000.

ASSET IMPAIRMENT

During the fourth quarter of fiscal 2002, SGD recognized impairment losses in the amount of $110,339 for certain areas of their business whose estimated future cash flow did not support amortization of the related goodwill.

INTEREST AND OTHER INCOME

Interest income declined in fiscal 2002 to $41,472 as compared to $228,311 in fiscal 2001. The decline is due to utilizing the excess cash on hand at the end of fiscal 2001 in the acquisition of Tandori and to cover losses incurred. Interest and other income increased from $61,268 in fiscal 2000 to $235,365 in fiscal 2001. The majority of this income is from interest on cash deposits. The Company had a substantially higher average cash balance during fiscal 2001 than they had in fiscal 2000.

INCOME TAXES

Income tax benefit amounted to $107,900 during fiscal 2002. Management of the Company elected to provide a reserve of $343,200 against the potential future income tax benefits from their current net operating loss, due to the uncertainty of its realization. Income tax benefit amounted to $3,423 during fiscal 2001 as compared to $26,456 during fiscal 2000. The income tax benefit during fiscal 2000 would have been $80,456, due primarily to the net operating loss for the period; however, the Company elected to establish a valuation allowance of $54,000 and reduced the deferred tax asset and income tax benefit by this amount. During fiscal 2001, the Company was profitable and determined that their income tax net operating loss would, more likely than not, be recoverable from future earnings. Accordingly, the Company reversed the $54,000 valuation allowance they had recorded in fiscal 2000.

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

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company has elected to adopt this Statement effective August 1, 2001. The Company does not expect to record an impairment loss as a result of the initial application of this Statement. Goodwill amortization expense during fiscal 2001 would have been $213,608 less had the Statement been in effect during that year.

In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt SFAS No. 143 as required for the first quarter of fiscal year 2003. The Company does not expect that SFAS No. 143 will have a material impact on its results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002. The Company adopted this statement in the fourth quarter of fiscal 2002 with no impact on its results of operations or financial position.

The FASB recently issued SFAS No. 146, Accounting for Costs associated with Exit or Disposal Activities. SFAS No. 146 requires all restructurings initiated after December 31, 2002 to be recorded when they are incurred and can be measured at fair value, with the recorded liability subsequently adjusted for changes in estimated cash flows. SFAS No. 146 will impact the timing of when costs associated with any future exit or disposal activity are recognized in the financial statements.


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory obsolescence, goodwill valuation, retail inventory method, legal liability, product warranty, depreciation, employee benefits, taxes, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market. All gold inventory, wholesale silver inventory and home technology inventory is valued at cost using the average cost method. Retail silver inventory is valued using the retail method. Under the retail method, inventory is segregated into categories of merchandise with similar characteristics at its current selling value. The determination of inventory at cost and the resulting gross margins are calculated by applying an average mark-up to the retail value of inventory.

The Company also writes down its inventory for discontinued, slow-moving and damaged inventory. This write-down is equal to the difference between the cost of inventory and its estimated market value based upon assumptions of targeted inventory turn rates, future demand, management strategy, and market conditions. If actual market conditions are less favorable than those projected by management or management strategy changes, additional inventory write-downs may be required and, in the case of a major change in strategy or downturn in market conditions, such write-downs could be significant.

HMS does a complete physical count of its inventory each month by using daily cycle counts. Contex does periodic cycle counts of its wholesale inventory, which is computerized and makes annual counts of its retail and show inventories which are not computerized. Tandori makes a monthly physical inventory.

Long-lived Assets and Goodwill- Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated fair values. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company's current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions or market conditions could result in an unanticipated impairment charge. For instance, in the event of a major market downturn, individual stores or locations may become unprofitable, which could result in a write-down of the carrying value of the assets located there. Any impairment would be recognized in operating results if a permanent reduction were to occur.

Goodwill, which represents the cost in excess of fair value of net assets acquired, is subject to an impairment test on an annual basis, or when there is reason to believe that the value has been diminished or impaired. The fair value of the Company's identified reporting units was estimated using the expected present value of corresponding future cash flows and market values of comparable businesses where available. The Company completed the valuations of its reporting units that include goodwill in fiscal year 2002 and concluded that an impairment charge of $110,339 was required.

REVENUE RECOGNITION - The Company recognizes revenue in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). Revenue related to merchandise sales is recognized at the time of the sale, reduced by a provision for returns. The provision for sales returns is based on historical evidence of the Company's return rate. LifeStyle revenues are recognized when the merchandise is delivered to the customer and the installation is complete.

INCOME TAXES - Income taxes are estimated for each jurisdiction in which the Company operates. This involves assessing the current tax exposure together with temporary differences resulting from differing treatment of items for tax and accounting purposes. Any resulting deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed not likely, a valuation allowance is recorded. The Company believes that as of July 31, 2002 the realization of the deferred income tax assets might be limited. Accordingly, the Company recorded a valuation allowance of $343,200.

PRIOR PERIOD ADJUSTMENT - The Company's financial statements have been restated to reflect the correction of an error in the number of shares issued in the acquisition of Con-Tex Silver Imports, Inc. and Jewelry Solutions & Commerce, Inc. on June 10, 1999. The Company had requested that 75,000,000 and 10,000,000 shares, respectively, be issued for these acquisitions on August 12, 1999 and effective June 10, 1999. Effective September 10, 1999 the Company reverse-split all of its outstanding common stock, one share for each six shares outstanding. The certificates representing the 85,000,000 shares were issued on September 10, 1999 but were not reverse-split, as they should have been. Accordingly, the outstanding shares are adjusted downward by 70,833,331 shares. This adjustment does not change previously reported net income (loss) but does increase basic and diluted earnings per share for the fiscal year ended July 31, 2001 from $.001 to $.005.


ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements of SGD Holdings, LTD and Subsidiaries, together with the report thereon of Stephen P. Higgins, C.P.A. dated October 18, 2002 for the years ended July 31, 2002 and 2001 is set forth as follows:

                   Index to Consolidated Financial Statements

                                                                        Page
                                                                         No.

Index ................................................................   20
Auditors Report ......................................................   21
Consolidated Balance Sheet ...........................................   22
Consolidated Statements of Operations ................................   23
Consolidated Statement of Stockholders' Equity .......................   24
Consolidated Statements of Cash Flows ................................   25-26
Notes to Consolidated Financial Statements ...........................   27-45

                           Stephen P. Higgins, C.P.A.
                               67 Dumbarton Drive
                           Huntington, New York 11743






To the Stockholders and Board of Directors
SGD Holdings, Ltd.


We have audited the accompanying consolidated balance sheet of SGD Holdings, Ltd. and Subsidiaries as of July 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended July 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SGD Holdings, Ltd. and subsidiaries as of July 31, 2002 and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


                         /s/ Stephen P. Higgins, C.P.A.



October 18, 2002
Huntington, New York

SGD Holdings, Ltd. and Subsidiaries

Consolidated Balance Sheet
July 31, 2002


Assets
Current assets
  Cash and cash equivalents ................................................   $  1,314,942
  Accounts receivable, net of allowance of $92,778 .........................      1,634,380
  Marketable investment securities .........................................         12,035
  Inventory ................................................................      3,544,283
  Prepaid expenses and other assets ........................................        543,186
  Due from related parties .................................................        113,514
  Deferred income taxes ....................................................        229,900
                                                                               ------------
Total current assets .......................................................      7,392,240
                                                                               ------------

Property and equipment, net.................................................        622,997
Marketable investment securities ...........................................        216,550
Deposits ...................................................................         43,327
Deferred income taxes ......................................................          7,800
Goodwill, net ..............................................................      4,133,021
                                                                               ------------
                                                                               $ 12,415,935
                                                                               ============

Liabilities and Stockholders' Equity
Current liabilities
  Current installments of long-term debt and notes payable .................   $  1,025,842
  Notes payable due related parties ........................................      1,300,000
  Accounts payable .........................................................      1,245,500
  Accured expenses .........................................................        162,224
  Due to related parties ...................................................         27,744
                                                                               ------------
Total current liabilities ..................................................      3,761,310
                                                                               ------------
Long-term debt less current installments ...................................        152,236
Notes payable due related party ............................................        473,407

Stockholders' equity
  Common stock, $.0001 par value.  Authorized 200,000,000 shares; issued and
    outstanding 28,166,077 shares ..........................................          2,817
  Paid-in capital ..........................................................      9,406,677
  Deficit ..................................................................     (1,240,012)
  Accumulated other comprehensive income (loss) ............................       (140,500)
                                                                               ------------
Total stockholders' equity .................................................      8,028,982
                                                                               ------------
                                                                               $ 12,415,935
                                                                               ============

See accompanying notes to consolidated financial statements.

SGD Holdings, Ltd. and Subsidiaries

Consolidated Statements of Operations
Years ended July 31, 2002 and July 31, 2001


                                                         Year           Year
                                                        Ended          Ended
                                                    July 31, 2002  July 31, 2001


Sales and revenues ..............................   $ 16,699,411    $ 12,249,684
Cost of sales ...................................     11,976,032       7,876,557
                                                    ------------    ------------
Gross profit ....................................      4,723,379       4,373,127
  Selling, general and administrative expense ...      5,338,599       4,396,629
                                                    ------------    ------------
Loss from operations ............................       (615,220)        (23,502)

Other income (expense)
  Interest expense ..............................        (52,018)        (32,250)
  Interest expense - related parties ............       (186,516)       (180,015)
  Gold consignment fee ..........................       (124,163)       (125,094)
  Unrealized gain (loss) on marketable securities       (321,518)        239,973
  Asset impairment ..............................       (110,339)           --
  Interest income ...............................         41,472         228,311
  Other income ..................................         24,984           7,054
                                                    ------------    ------------
                                                        (728,098)        137,979
                                                    ------------    ------------
Earnings (loss) before income taxes .............     (1,343,318)        114,477
Income tax expense (benefit) ....................       (107,900)         (3,423)
                                                    ------------    ------------
Net earnings (loss) .............................   $ (1,235,418)   $    117,900
                                                    ============    ============

Basic and diluted earnings (loss) per share .....   $     (0.045)   $      0.005
                                                    ============    ============

Weighted Average Shares Outstanding .............     27,361,830      25,066,365
                                                    ============    ============


See accompanying notes to consolidated financial statements.



SGD Holdings, Ltd. and Subsidiaries

Consolidated Statement of Stockholders' Equity
Years ended July 31, 2002 and July 31, 2001

                                                                                         Accumulated
                                                                                          Retained       Other
                                                 Common Stock            Paid-in          Earnings   Comprehensive
                                           Shares         Par Value      Capital          (Deficit)      Income            Total
                                           ------         ---------      -------          ----------     -------           -----

Balance, July 31, 2000 .............     94,984,408    $      9,498    $  7,013,946    $   (122,494)           --      $  6,900,950
Prior period adjustment (Note 14) ..    (70,833,331)         (7,083)          7,083            --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------
Adjusted balance, July 31, 2000 ....     24,151,077           2,415       7,021,029        (122,494)           --         6,900,950

Common shares sold for cash ........      1,100,000             110       1,567,390            --              --         1,567,500
Common shares issued:
  For services .....................         50,000               5          87,495            --              --            87,500
  For investment ...................        965,000              97         429,453            --              --           429,550
Net earnings .......................           --              --              --           117,900            --           117,900
                                       ------------    ------------    ------------    ------------    ------------    ------------
Adjusted balance, July 31, 2001 ....     26,266,077           2,627       9,105,367          (4,594)           --         9,103,400
                                       ------------    ------------    ------------    ------------    ------------    ------------
Common shares issued:
  Tandori, Inc. acquisition ........        800,000              80         159,920            --              --           160,000
  Consulting fees ..................        625,000              63          74,937            --              --            75,000
  Loan fee .........................        475,000              47          66,453            --              --            66,500
  Comprehensive income:
    Unrealized loss on available-for
      sale securities, net .........           --              --              --              --          (140,500)       (140,500)
    Net loss .......................           --              --              --        (1,235,418)           --        (1,235,418)
                                       ------------    ------------    ------------    ------------    ------------    ------------
                                         28,166,077    $      2,817    $  9,406,677    $ (1,240,012)   $   (140,500)   $  8,028,982
                                       ============    ============    ============    ============    ============    ============


SGD Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows
Years ended July 31, 2002 and July 31, 2001

                                                                        Year             Year
                                                                        Ended           Ended
                                                                    July 31, 2002   July 31, 2001
Cash flows used in operating activities
Net earnings (loss) ..............................................   $(1,235,418)   $   117,900
Adjustments to reconcile net earnings (loss) to net
 cash used in operating activities:
  Depreciation and amortization ..................................       148,464        299,201
  Deferred income taxes ..........................................      (107,900)        (3,423)
  Asset impairments ..............................................       110,339           --
  Inventory write-down ...........................................       516,789           --
  Unrealized gain on marketable equity securities ................       321,518       (239,973)
  Purchase of marketable equity securities .......................          --         (333,587)
  Proceeds from sale of marketable securities ....................       300,001           --
  Deferred revenue realized ......................................       (31,295)       (52,145)
  Common stock issued for services ...............................        75,000           --
  Provision for bad debts ........................................         7,639          2,217
  Gain on sale of assets .........................................       (24,984)        (7,054)
  Refund from tax net operating loss carryback ...................          --           18,623
  Accounts receivable ............................................      (522,919)       525,959
  Inventory ......................................................    (1,000,993)      (614,282)
  Other assets ...................................................      (244,254)       (92,135)
  Accounts payable ...............................................       828,553     (1,081,845)
  Accrued expenses ...............................................        17,072         78,809
                                                                     -----------    -----------
Net cash used in operating activities ............................      (842,388)    (1,381,735)
                                                                     -----------    -----------

Cash flows used in investing activities
  Capital expenditures ...........................................      (224,296)      (123,332)
  Acquisition of HMS net of cash acquired ........................          --       (2,817,872)
  Acquisition of Tandori, Inc. and A-Electirc net of cash acquired      (449,650)          --
  Acquisition of Native Trade ....................................          --         (105,000)
                                                                     -----------    -----------
Net cash used in investing activities ............................      (673,946)    (3,046,204)
                                                                     -----------    -----------

Cash flows provided by financing activities
  Proceeds from sale of common stock .............................          --        1,567,500
  Loan proceeds ..................................................       835,000          2,336
  Loan proceeds, related party ...................................       473,407           --
  Repayment of notes payable - related party .....................    (1,305,153)          --
  Repayment of long-term debt and notes payable ..................       (56,560)      (202,820)
  Amounts due to and from related parties ........................       (15,316)        (8,380)
  Loan made (collected) ..........................................       500,000       (500,000)
                                                                     -----------    -----------
Net cash provided by financing activities ........................       431,378        858,636
                                                                     -----------    -----------
Net increase in cash and cash equivalents ........................    (1,084,956)    (3,569,303)
Cash and cash equivalents, beginning of period ...................     2,399,898      5,969,201
                                                                     -----------    -----------
Cash and cash equivalents, end of period .........................   $ 1,314,942    $ 2,399,898
                                                                     ===========    ===========

See accompanying notes to consolidated financial statements.                  (Continued)





SGD Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows, Continued
Years ended July 31, 2002 and July 31, 2001


                                                                  Year            Year
                                                                 Ended           Ended
                                                             July 31, 2002   July 31, 2001

Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:
  Interest and gold consignment fee .......................   $  362,697      $  333,359
  Income taxes ............................................   $     --        $     --

Noncash investing and financing activities are as follows:
Acquisition of equipment in exchange for long-term debt ...   $   89,572      $   62,376
Financed insurance premiums ...............................   $   37,800      $   26,136
Notes payable due related party, issued as part of
  acquisition of HMS ......................................   $     --        $2,500,000
Common stock issued for marketing agreement ...............   $     --        $   87,500
Common stock issued for investment in marketable securities   $     --        $  429,550
Common stock issued as part of Tandori, Inc. acquisition ..   $  160,000      $     --
Common stock issued for loan origination fee ..............   $   66,500      $     --
Marketable securities issued to prepay interest on note ...   $   48,430      $     --









See accompanying notes to consolidated financial statements.

SGD Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended July 31, 2002 and 2001


1.       Summary of significant accounting policies

          Principles of consolidation and presentation
          The consolidated financial statements include the accounts of SGD Holdings, Ltd. ("SGD") and its wholly owned subsidiaries Con-Tex Silver Imports, Inc. ("Silver"), HMS Jewelry Company, Inc. ("HMS"), Tandori, Inc. ("Tandori") and Jewelry Solutions & Commerce, Inc. ("Jewelry") (collectively referred to as the "Company"). All material intercompany accounts and transactions have been eliminated.

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

          Effective September 1, 2001, SGD completed the acquisition of Tandori, Inc. in a transaction treated as a purchase for accounting purposes.

          Merger
          On April 20, 2000, pursuant to an agreement and plan of reorganization dated April 11, 2000, SGD acquired 100% of the issued and outstanding common stock of Benton Ventures, Inc. ("Benton"), a Delaware corporation, in exchange for 1,200,000 newly issued common shares of SGD. On April 25, 2000, the Board of Directors of SGD elected to merge

          Benton into SGD pursuant to Section 253 of Delaware's General Corporate Laws. As a result of the merger, SGD became the surviving company and assumed the reporting responsibilities under successor issuer status as more fully detailed in Section 12(g)(3) of The Securities Exchange Act of 1934. Benton was a dormant company and its assets and liabilities were insignificant.

          Nature of business
          SGD is a holding company principally engaged in acquiring and developing jewelry businesses. HMS is primarily involved in the wholesale gold jewelry business. Silver is involved in both the wholesale and retail jewelry business, principally silver. Tandori operates under the LifeStyle Technologies(TM) name as a full service home technology integration company providing complete installation and equipment for structured wiring, home audio, home theater, home security, PC networking, central vacuum, accent lighting and other current technology applications. Jewelry is currently inactive.

          Cash equivalents
          The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At July 31, 2002, cash equivalents consist of money fund investments, money market accounts and business checking accounts.

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

          Inventories
          Inventories consist primarily of gold and silver jewelry and are carried at the lower of average cost or market. We mark down our inventory for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory markdowns may be required, which could reduce our margins and operating results. Management records these inventory markdowns periodically based on the various assumptions, including customer demand and preferences. Our success is largely dependent upon management's ability to gauge the fashion tastes of our customers and provide merchandise that satisfies customer demand. Any failure to provide appropriate merchandise in quantities that mirror demand could increase future inventory write-downs.

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

          Property and equipment
          Owned machinery and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets.

          Goodwill
          Goodwill, which represents the cost in excess of fair value of net assets acquired, is subject to an impairment test on an annual basis, or when there is reason to believe that the value has been diminished or impaired. The fair value of the Company's identified reporting units was estimated using the expected present value of corresponding future cash flows and market values of comparable businesses where available. The Company completed the valuations of its reporting units that include goodwill in fiscal year 2002 and concluded that an impairment charge of $110,339 was warranted.

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

          Revenue and cost recognition
          The Company recognizes revenue in accordance with the Securities and Exchange Commissions Staff Accounting Bulleting No. 101, Revenue Recognition in Financial Statements (SAB 101). Revenue related to merchandise sales is recognized at the time of the sale, reduced by a provision for returns. The provision for sales returns is based on historical evidence of the Company's return rate. Revenue from the home technology business of the Company is recognized when the products are delivered and installed.

          Advertising Expenses
          Advertising expenses are charged against operations when incurred and are a component of selling, general and administrative expense in the consolidated statements of operations. Amounts charged against operations were $192,112 in fiscal 2002 and $273,992 in fiscal 2001.

          Catalog costs
          Catalog costs are charged to expense as incurred, the only exception being major catalog revisions. Costs capitalized are amortized over the units of catalogs shipped, up to a maximum of two years. At July 31, 2002, there were $215,431 in unamortized catalog revision costs capitalized.

          Shipping and handling costs
          Shipping and handling costs billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as a selling expense. Shipping expenses, which include only third party costs of shipping, for the years ended July 31, 2002 and July 31, 2001, were $278,000 and $264,000, respectively.

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

          Recent accounting pronouncements
          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 or for which the date of acquisition is July 1, 2001, or later. The Company adopted this Statement on August 1, 2001 with no effect on the results of operations or financial position.

          SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The Company has elected to adopt this Statement effective August 1, 2001. The Company does not expect to record an impairment loss as a result of the initial application of this Statement. Goodwill amortization expense during fiscal 2001 would have been $213,608 less had the Statement been in effect during that year.

          In October 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt SFAS No. 143 as required for the first quarter of fiscal year 2003. The Company does not expect that SFAS No. 143 will have a material impact on its results of operations or financial position.

          In November 2001, the FASB Emerging Issues Task Force released Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." The scope of Issue 01-9 includes vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer of the vendor. Issue 01-9 is to be applied to annual or interim periods beginning after December 15, 2001. Our adoption, effective February 1, 2002 did not change the Company's presentation of advertising expenses.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002. The Company adopted this statement in the fourth quarter of fiscal 2002 with no impact on its results of operations or financial position.

          The FASB recently issued SFAS No. 146, Accounting for Costs associated with Exit or Disposal Activities. SFAS No. 146 requires all restructurings initiated after December 31, 2002 to be recorded when they are incurred and can be measured at fair value, with the recorded liability subsequently adjusted for changes in estimated cash flows. SFAS No. 146 will impact the timing of when costs associated with any future exit or disposal activity are recognized in the financial statements.

          Reclassifications
          Certain reclassifications were made to the prior year's financial statements to conform to the current year's presentation.


2.       Acquisitions

                                  TANDORI, INC.

          Effective September 1, 2001, SDG acquired the business and operations of Tandori, Inc., ("Tandori") pursuant to a Transfer and Assumption Agreement in exchange for $300,000 in cash paid to the franchisor and assumption of existing liabilities. The acquisition included the LifeStyle Technologies(TM) franchise for Raleigh, North Carolina, which had commenced operations in January 2001, and three other locations which had not yet commenced operations; part of Houston, Texas and Wilmington and Greensboro, North Carolina. In addition, SGD issued 800,000 shares of its common stock, valued at $160,000, based upon the quoted price on the date of transfer, to certain principles of the new operation.

          Tandori operates under the LifeStyle Technologies(TM) name as a full service home technology integration company providing complete installation and equipment for structured wiring, home audio, home theater, home security, PC networking, central vacuum, accent lighting and other current technology applications.

          In April 2002, Tandori acquired the business and certain assets of A-Electric, who as an electrical contractor installs high-voltage electrical service for both residential and commercial applications.

          The acquisition was accounted for by the purchase method of accounting and, accordingly, the consolidated statements of operations include the results of Tandori beginning September 1, 2001. The assets acquired and the liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. A summary of the estimated fair value of assets acquired and liabilities assumed in the acquisitions follows:

               Current assets .....................   $ 144,857
               Property and equipment .............      60,579
               Other assets .......................       9,708
               Franchise cost .....................     160,000
               Goodwill ...........................     485,575
                                                      ---------
                   Total assets ...................     860,719
               Liabilities assumed ................     250,719
                                                      ---------
               Purchase price (net assets acquired)     610,000
               Less cash acquired .................        (350)
               Less common stock issued ...........    (160,000)
                                                      ---------
                 Net cash paid ....................   $ 449,650
                                                      =========

          Pro forma results of operations are not presented due to their relative insignificance.

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

          The acquisition was accounted for by the purchase method of accounting and, accordingly, the consolidated statements of operations include the results of HMS beginning October 1, 2000. The assets acquired and the liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. Goodwill was originally being amortized over fifteen years and all of it is expected to be deductible for tax purposes. A summary of the estimated fair values of assets acquired and liabilities assumed in the acquisition follows:

               Current assets .....................   $ 4,584,749
               Property and equipment .............       192,815
               Other ..............................        21,997
               Goodwill ...........................     3,695,942
                                                      -----------
                 Total assets .....................     8,495,503
                                                      -----------
               Liabilities assumed ................    (1,448,003)
                                                      -----------
               Purchase price (net assets acquired)     7,047,500
               Less cash acquired .................    (1,729,628)
               Less convertible promissory notes ..    (2,500,000)
                                                      -----------
               Net cash paid ......................   $ 2,817,872
                                                      ===========

          Unaudited pro forma results of operations for the year ended July 31, 2001, as if the Company and HMS had been combined as of the beginning of the periods, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                                         Pro forma
                                                     Year ended July 31,
                                           (Thousands except for per share data)
                                                               2001

               Net sales .................           $         14,153
               Net income ................           $            144
               Net income per common share
                 Assuming dilution .......           $          .006
                 Basic ...................           $          .006

          The Company acquired the assets and business known as Native Trade for $105,000 in cash effective September 1, 2000. The payment was allocated to inventory in the amount of $68,719, furniture and fixtures in the amount of $10,000 and goodwill in the amount of $26,281, which was being amortized over 15 years.

3. Marketable investment securities

           The following summarizes the Company's investment in securities at July 31, 2002:

               Trading securities:
                        Cost ................   $  93,581
                        Unrealized gain .....     (81,546)
                                                ---------
                          Fair value ........   $  12,035
                                                =========

               Available-for-sale securities:
                        Cost ................   $ 429,550
                        Unrealized gain .....    (213,000)
                                                ---------
                          Fair value ........   $ 216,550
                                                =========

          During fiscal 2002 the Company included in operations $321,518 in unrealized losses. During fiscal 2001 the Company included in operations $239,973 in unrealized gains. During fiscal 2002 the Company sold $300,000 of its marketable securities at cost for cash and exchanged other marketable securities for $48,430 in prepaid interest for one year on their note payable of $835,000, which resulted in a gain of $24,984. The Company did not sell any of their marketable investment securities during fiscal 2001, accordingly, no realized gains were recognized.

          On July 20, 2001, the Company completed the acquisition of 355,000 shares of the common stock of Premier Concepts, Inc. ("Premier") in exchange for 965,000 shares of its common stock. The Company used the July 31, 2001 closing market price as quoted on the Nasdaq Stock Market to value the transaction.

          The shares of common stock of Premier are "restricted securities" under Rule 144. The Company's investment represents 9.6% and 16.2% of the outstanding stock of Premier at July 31, 2002 and 2001, respectively, and accordingly the Company is subject to certain restrictions on the number of shares it can sell and its required holding period. The Company has classified its investment in Premier as available-for-sale securities as a result of the Company's intention to hold the securities indefinitely pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

          Unrealized gains and losses based on fluctuations in the market value of available-for-sale securities are included in other comprehensive income as an adjustment to equity. During fiscal 2002 the Company recorded unrealized loses of $213,000 on the Premier investment. The unrealized loss of $213,000, reduced by deferred income taxes of $72,500 ($140,500) is included in stockholders' equity as accumulated other comprehensive income (loss). The Company did not record any unrealized gain or loss during fiscal 2001 since they valued the transaction using the last closing price for July 2001.

          Due to the limited market for Premier common stock, it is likely that only limited quantities of the stock will be able to be sold in the open market after the required holding period. As a result of these restrictions and the probable limited trading volume the Company believes the fair value of the investment might be less than the recorded value required by SFAS No. 115 and that there can be no assurance the Company will realize the recorded value of its investment in Premier.


4.       Inventories

          Inventories at July 31, 2002 consist of:

               Gold jewelry ............   $ 5,745,140
               Silver jewelry and other      1,439,964
               Home technology equipment       116,123
                                           -----------
                 Total .................     7,301,227
               Less consigned gold .....    (3,756,944)
                                           -----------
                 Net inventories .......   $ 3,544,283
                                           ===========

          At July 31, 2002, inventories excluded 12,332 ounces of gold on consignment.


5.       Property and equipment

          Property and equipment consist of the following at July 31, 2002:

               Office and computer equipment and software   $ 417,102
               Transportation equipment .................     170,967
               Furniture and fixtures ...................     146,517
               Web site .................................      37,225
               Leasehold improvements ...................      90,817
                                                            ---------
                                                              862,628
               Less accumulated depreciation ............    (239,631)
                                                            ---------
                                                            $ 622,997
                                                            =========

6. Long-term debt and notes payable

         Notes payable consists of the following:

                  Note payable to bank with interest at 9% payable on demand or
                  January 1, 2003 if no demand is made; accrued interest payable monthly; collateralized by all assets of Silver and guaranteed
                  by a Director of the Company                                                    $128,455

                  Note payable to company with interest at 5.8%; payable
                  monthly; due on July 30, 2003; collateralized by all issued
                  and outstanding stock of HMS                                                     835,000

                  Note payable to an individual with interest at Prime; payable
                  $20,000 principal plus accrued interest on April 23 each year
                  for five years                                                                   100,000

                  Note payable to company for  financed  insurance  payable in
                  monthly  installments   of $4,355 through October 2002                            12,876

                  Notes payable to companies and a bank in monthly installments aggregating $3,024, including interest ranging from 4.9% to
                  11.98% through November 2006; collateralized by transportation
                  equipment                                                                        101,747
                                                                                                 ---------
                                                                                                 1,178,078

                  Current installments of long-term debt and notes payable                       1,025,842
                                                                                                 ---------

                  Long-term debt less current installments                                    $    152,236
                                                                                              ============

         The aggregate maturities of notes payable and long-term debt for the periods ending July 31, 2007 are as follows: 2003 - $1,025,842; 2004 - $52,087; 2005 - $45,575; 2006 - $31,259; and 2007 - $23,328.

7. Notes payable due related parties

   Notes payable due related parties consists of the following at July 31, 2002:

                  Notes payable to the president of HMS, due $1,250,000 on
                  October 15, 2002, with interest payable monthly at 8%,
                  collateralized by the stock of HMS                                           $ 1,250,000

                  Note payable to a shareholder and the brother of a Director of the Company; due August 1, 2004 with interest at 6% payable
                  monthly; unsecured                                                               473,407

                  Note payable to a shareholder and the brother of a Director of the Company; due on demand with interest at 8%; unsecured;
                  convertible into common stock of the Company at $.01 per share                    50,000
                                                                                           ---------------
                                                                                                 1,773,407
                      Less current portion                                                       1,300,000
                                                                                           ---------------
                  Long-term note due related party                                        $        473,407
                                                                                          ================



8.       Gold consignment and line of credit agreements

          HMS has a gold consignment agreement with a gold lender. Under the terms of the agreement, HMS is entitled to lease the lesser of an aggregate amount of 13,200 ounces, or an aggregate consigned gold value not to exceed $4,950,000 less any balance outstanding on its $1,500,000 line of credit. Title to such consigned gold remains with the gold lender until HMS purchases the gold. However, during the period of consignment, the entire risk of loss, damage or destruction of the gold is borne by HMS. The purchase price per ounce is based on the daily Second London Gold Fix. HMS pays the gold consignor a consignment fee based upon the dollar value of gold ounces outstanding, as defined in the agreement. At July 31, 2002, HMS had 12,332 ounces of gold on consignment with a market value of $3,756,944. Of this amount, 4,000 ounces was on a six month contract, valued at $318.50 per ounce and charged 3.45%; 4,000 ounces was on a six month contract, valued at $299.00 per ounce and charged 3.8%; and the remainder was valued at the daily Second London Gold Fix, $304.65 per ounce at July 31, 2002, and charged 4.9%.

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

          The consignment agreement contains certain restrictive covenants relating to maximum usage, net worth, working capital, and other financial ratios, and the agreement requires HMS to own a specific amount of gold at all times. At July 31, 2002, HMS was in compliance with all of the covenants in the consignment agreement.

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

          The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS does not have any advances on this line of credit at July 31, 2002.

          Payment for the consigned gold and the line of credit is secured by substantially all property of HMS including its cash, accounts receivable, inventory and equipment, the personal guarantee of the President of HMS and the corporate guarantee of SGD.


9.       Income taxes

         Income tax benefit for the years ended July 31, 2002 and 2001 consists of:
                            2002       2001
               Current    $   --     $   --
               Deferred    107,900      3,423
                          --------   --------
                 Total    $107,900   $  3,423
                          ========   ========


         Actual income tax expense (benefit) applicable to earnings (loss) before income taxes is reconciled with the "normally expected" federal income tax expense (benefit) for the two years ended July 31, 2002 as follows:

                                                                  2002          2001

               Normally expected income tax expense (benefit)   $(456,700)   $  38,922
               Deferred tax asset valuation allowance .......     343,200      (54,000)
               Non-deductible items and other ...............       5,600       11,655
                                                                ---------    ---------
                                                                $(107,900)   $  (3,423)
                                                                =========    =========


          The deferred income tax assets and liabilities at July 31, 2002 are comprised of the following:
                                                         Current    Noncurrent

            Allowance for bad debts and returns ....   $  31,600    $    --
            Net operating loss carryforwards .......     513,700         --
            Asset basis ............................        --         19,100
            Marketable securities allowance ........      27,800       72,500
                                                       ---------    ---------
                                                         573,100       91,600
            Valuation allowance ....................    (343,200)        --
                                                       ---------    ---------
                Deferred income tax assets .........     229,900       91,600
            Deferred income tax liability - goodwill        --        (83,800)
                                                       ---------    ---------
                Net deferred income tax assets .....   $ 229,900    $   7,800
                                                       =========    =========

          The Company has available net operating loss carryforwards in the amount of $1,265,000, of which $35,000 will expire in fiscal 2020, $315,000 will expire in fiscal 2021 and $915,000 will expire in fiscal 2022.


10.      Related party transactions

          Silver leases its corporate headquarters from a Director of the Company at the rate of $2,200 per month. This amounted to $26,400 during each of the years ended July 31, 2002 and 2001.

          HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $96,900 during fiscal 2002 and $80,750 during fiscal 2001, which includes the ten months during which HMS was owned by the Company. HMS Leasing Company, LLC is owned by the president of HMS.

          The Company had received loans from one of its Directors. The balance owed was $15,656 at July 31, 2002. At July 31, 2002 the Company owed a shareholder and the brother of a Director $12,088 in accrued interest. At July 31, 2002, the Company had made net advances to the president of HMS, including companies owned by him, of $3,921. See Note 7 for details of note obligations to related parties.

          The Company has made net sales to Premier of $543,784 during fiscal 2002 and has receivables from Premier at July 31, 2002 of $109,593. The Company owns 9.6% of the stock of Premier at July 31, 2002 and the Chief Executive Officer of Premier is a Director of the Company.

11. Capital stock

                                  Common stock

         The Company has 200,000,000 shares of common stock (par value $.0001) authorized and 28,166,077 shares issued and outstanding at July 31, 2002.

         The Company's financial statements have been restated to reflect the correction of an error in the number of shares issued in the acquisition of Con-Tex Silver Imports, Inc. and Jewelry Solutions & Commerce, Inc. on June 10, 1999. The Company had requested that 75,000,000 and 10,000,000 shares, respectively, be issued for these acquisitions on August 12, 1999 and effective June 10, 1999. Effective September 10, 1999 the Company reverse-split all of its outstanding common stock, one share for each six shares outstanding. The certificates representing the 85,000,000 shares were issued on September 10, 1999 but were not reverse-split, as they should have been. Accordingly, the outstanding shares are adjusted downward by 70,833,331 shares. This adjustment does not change previously reported net income (loss) but does increase basic and diluted earnings per share for the fiscal year ended July 31, 2001 from $.001 to $.005.

         During fiscal 2002, the Company issued 800,000 shares of its common stock in conjunction with the acquisition of Tandori, issued 625,000 shares of its common stock for consulting services and issued 475,000 shares of its common stock for a loan fee. The transactions were valued at the closing price of the Company's common stock on the date of the transactions, $160,000, $75,000 and $66,500, respectively.

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

         On June 1, 2001, and pursuant to the Plan, the Board of Directors of the Company granted options to each member of the Board of Directors with an exercise price of $1.00 per share. The options expired on June 1, 2002. The following is a summary of option activity for the two years ended July 31, 2002:

                                                                                  Options Outstanding
                                                                                  -------------------
                                                                                                 Weighted
                                                           Options                                Average
                                                          Available                              Exercise
                                                          for Grant             Options            Price

         Balance, July 31, 2000                            9,892,000                 -
                                                      --------------       -------------
         Granted                                            (400,000)            400,000             1.00
         Exercised                                                 -                   -                -
                                                      --------------       -------------         ---------
         Balance, July 31, 2001                            9,492,000             400,000          $  1.00
          ---------                                   --------------       -------------         ---------
         Granted                                                   -                   -                  -
         Expired                                             400,000            (400,000)            1.00
         Exercised                                                 -                   -                  -
                                                      --------------       -------------         ----------
         Balance, July 31, 2002                            9,892,000                   -                  -
                                                      ==============       =============         ==========


          SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees and consultants. Stock options are anti-dilutive for both fiscal 2002 and fiscal 2001 and accordingly are not included in the earnings per share calculation.

          SFAS No. 123 pro forma numbers are as follows for the years ended July 31, 2002 and 2001:

                                                  2002         2001

          Actual net earnings (loss) ....   $  (1,235,418)   $117,900
                                            =============    ========
          Pro forma net earnings (loss) .   $  (1,235,418)   $102,700
                                            =============    ========
          Pro forma basic and diluted net
              earnings (loss) per share .   $       (.045)   $   .005
                                            =============    ========

          Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during fiscal 2002. At July 31, 2001, the following weighted average assumptions were used: risk-free interest rate of 6%, no expected dividends, a volatility factor of 98.89%, and a weighted average expected life of the options of one year.

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

12.      Commitments

          During fiscal 2002, the Company acquired Tandori and increased their retail jewelry operations from four to five locations. Rent expense amounted to $535,944 during fiscal 2002 and $373,887 during fiscal 2001. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2003 - $400,360; 2004 - $238,972; 2005 - $157,250; 2006 - $151,980; 2007 -
          $106,160 and thereafter - $314,925.

13. Segment information

         The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. For the year ended July 31, 2002, the Company operated in the following segments:
          (Amounts in thousands)

                                    Gold     Silver     LifeStyle  Consolidated

          Revenues:
            External customers   $ 11,962    $  2,615    $  2,122    $ 16,699
                                 ========    ========    ========    ========
            Intersegment .....   $     79    $   --      $   --      $     79
                                 ========    ========    ========    ========

          Earnings (loss) from
            operations .......   $    920    $   (969)   $   (249)   $   (298)
            Corporate ........                                           (317)
                                                                     --------
              Consolidated ...                                       $   (615)
                                                                     ========

          Net earnings (loss)    $    463    $ (1,016)   $   (180)   $   (733)
            Corporate ........                                           (503)
                                                                     --------
               Consolidated ..                                       $ (1,235)
                                                                     ========

          Assets .............   $  8,411    $  1,850    $  1,624    $ 11,885
            Corporate ........                                            531
                                                                     --------
              Consolidated ...                                       $ 12,416
                                                                     ========


         For the year ended July 31, 2001, the first year in which the Company operated in more than one segment, the Company operated in the following segments:

                                    Gold         Silver          Corporate   Consolidated

          Revenues:
            External customers   $  9,755   $         2,495   $          --     $ 12,250
                                 ========   ===============   ===============   ========
            Intersegment .....   $     70   $          --     $          --     $     70
                                 ========   ===============   ===============   ========

          Earnings (loss) from
            operations .......   $    467   $          (461)  $           (30)  $    (24)
                                 ========   ===============   ===============   ========

          Net earnings (loss)    $    224   $          (272)  $           166   $    118
                                 ========   ===============   ===============   ========

          Assets .............   $  7,550   $         2,324   $         2,555   $ 12,429
                                 ========   ===============   ===============   ========

          The Gold segment represents the operations of HMS, who is a national jewelry wholesaler selling predominately gold jewelry to a network of over 30,000 retail jewelers through a catalog and telephone ordering system and through its online catalog.

          The Silver segment represents the operations of Silver and includes both its wholesale and retail operations. This segment's sales are principally silver.

          The LifeStyle segment represents the operations of Tandori.

          Corporate assets consist primarily of cash, marketable securities and notes receivable.


14.      Prior period adjustment

         The Company's financial statements have been restated to reflect the correction of an error in the number of shares issued in the acquisition of Con-Tex Silver Imports, Inc. and Jewelry Solutions & Commerce, Inc. on June 10, 1999. The Company had requested that 75,000,000 and 10,000,000 shares, respectively, be issued for these acquisitions on August 12, 1999 and effective June 10, 1999. Effective September 10, 1999 the Company reverse-split all of its outstanding common stock, one share for each six shares outstanding. The certificates representing the 85,000,000 shares were issued on September 10, 1999 but were not reverse-split, as they should have been. Accordingly, the outstanding shares are adjusted downward by 70,833,331 shares. This adjustment does not change previously reported net income (loss) but does increase basic and diluted earnings per share for the fiscal year ended July 31, 2001 from $.001 to $.005.


15.      Fourth quarter adjustments

          During the fourth quarter, the Company completed its impairment test of goodwill. The fair value of the Company's identified reporting units was estimated using the expected present value of corresponding future cash flows and market values of comparable businesses where available. The Company concluded that an impairment charge of $110,339 was warranted based upon the results of the impairment tests.

          During the fourth quarter, the Company completed a review of the valuation of its silver inventory. The review included a review for estimated unmarketable inventory which was based upon a comparison of the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Based upon the results of the review, the Company wrote-down its silver inventory by $516,789.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The following table sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

                                      POSITION OR OFFICE          DATE FIRST
NAME                   AGE            WITH THE COMPANY            ELECTED/
                                                                  APPOINTED
Dr. Terry Washburn      48            Acting CEO, Director         2000
James G. Gordon         36            Director                     1999
Mitch Horowitz          41            Director                     2001
Harry M. Schmidt        57            President, HMS Jewelry       2000

Dr. Terry Washburn became President and Acting CEO of SGD on November 25, 2002; became a Director during fiscal 2000; and is the Chief Executive Officer and a Director of Premier Concepts, Inc. Dr. Washburn served eight years as a Board member of a private pension fund during which he served on the investment advisory subcommittee that successfully directed the firm's asset base, which reached 3 billion dollars. Dr. Washburn earned a Bachelor of Business Administration from the University of Oklahoma, a Master of Divinity from the Southwestern Baptist Theological Seminary in Ft. Worth, Texas and a Doctor of Ministry from the Fuller Theological Seminary in Pasadena, California. He has extensive background in accounting, marketing, strategic planning and leadership development. Dr. Washburn is also a Director of Team Sports Entertainment, Inc.

James G. Gordon has been a Director of SGD since 1999 and was President of SGD until November 25, 2002. Prior to starting the Company, Mr. Gordon was founder and President of Con-Tex Silver Imports, Inc., a wholesale and retail jewelry operation from 1994 to the present. Mr. Gordon received a Bachelor of Science Degree from the University of Arkansas in 1990 and has been involved in the jewelry wholesale business since 1990. Mr. Gordon has also been a Certified Gemologist since 1990.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

As of December 2, 2002, the directors have not filed Form 5 to report all necessary transactions and activity.

ITEM 10.          EXECUTIVE COMPENSATION

The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended July 31, 2002. The Company has no long-term compensation plans.

                           SUMMARY COMPENSATION TABLE

NAME AND                   FISCAL                                                     OTHER                  ALL
PRINCIPAL                  YEAR                                                      ANNUAL                OTHER
POSITION                   ENDED               SALARY       BONUS              COMPENSATION         COMPENSATION


Terry Washburn             07/31/02                 -          -                   $24,000                    -
(Acting CEO                07/31/01                 -          -                   $14,000                    -
since 11/25/02)            07/31/00                 -          -                         -                    -

James G. Gordon            07/31/02          $102,000          -                         -                    -
(President until           07/31/01          $102,000          -                         -                    -
11/25/02)                  07/31/00           $72,000          -                         -                    -

The Company has made available certain non-monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses. The value of such benefits did not exceed, in the case of any named individual, 10% of the cash compensation of the individual.

Mr. Washburn's other compensation is for consulting services performed for HMS.

On September 1, 1999, the Company established a stock option plan, which reserved 10,000,000 shares of the Company's common stock for issue to certain employees, directors and consultants. The Plan provides that options may be granted for no less than fair market value at the date of the option grant. During fiscal 2001, options to acquire 100,000 shares at $1.00 per share for one year were granted to each of the four directors. All options expired during fiscal 2002. The outside directors received $500 each for their service as a director. There were no long-term incentive plan awards during the fiscal year.

There were no option/SAR grants during fiscal 2002, there were no option/SAR exercises during fiscal 2002 and there were no outstanding option/SAR's at the end of fiscal 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates all persons who, as of December 2, 2002, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. As of December 2, 2002, there were 28,166,077 shares of the Company's common stock outstanding.


TITLE                      NAME AND ADDRESS                             AMOUNT AND NATURE
OF                           OF BENEFICIAL                                OF BENEFICIAL                   % OF
CLASS                            OWNER                                        OWNER                      CLASS

Common              James G. Gordon                                           11,250,000                    39.9%
                    111 Rhodes
                    Conroe, TX  77301

Common              Evolve One, Inc.                                           1,866,666                     6.6%
                    6413 Congress Ave, Ste 240
                    Boca Raton, FL 33487

Common              Dr. Terry Washburn                                                 0                     *
                    1701 West N.W. Highway
                    Grapevine, TX  76051

Common              Mitch Horowitz                                                     0                     *
                    1199 S. Bell Line Rd, Ste 100
                    Coppell, TX  75019


Common              All directors and executive                               11,250,000                   39.9%
                    officers as a group (three persons)

* Less than 1%.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS

Silver leases its corporate headquarters and warehouse facility pursuant to a lease agreement with a Director of the Company at the rate of $2,200 per month. This amounted to $26,400 during each of the years ended July 31, 2002 and 2001.

HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $96,900 during fiscal 2002 and $80,750 during fiscal 2001, which includes the ten months during which HMS was owned by the Company. HMS Leasing Company, LLC is owned by the president of HMS.

The Company had received loans from one of its Directors. The balance owed was $15,656 at July 31, 2002. At July 31, 2002 the Company owed a shareholder and the brother of a Director $12,088 in accrued interest. At July 31, 2002, the Company had made net advances to the president of HMS, including companies owned by him, of $3,921.

The Company has made net sales to Premier Concepts, Inc. of $543,784 during fiscal 2002 and has receivables from Premier at July 31, 2002 of $109,593. The Company owns 9.6% of the stock of Premier at July 31, 2002 and the Chief Executive Officer of Premier is a Director of the Company and became Acting President of SGD on November 25, 2002.

The Company has current notes payable to related parties at July 31, 2002 in the total amount of $1,300,000 and a non-current note payable in the amount of $473,407, as more particularly described in Note 7 to the consolidated financial statements.


ITEM 14. CONTROLS AND PROCEDURES

The Company has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the opinion of the Company's President and Acting CEO, based upon an evaluation completed within 90 days prior to the filing of this report, that the Company's disclosure controls and procedures are sufficiently effective to ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS - See Exhibit Index at Page 53

(B) REPORTS ON FORM 8-K - None



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      SGD HOLDINGS, LTD.



Date:  December 12, 2002                       By:  /s/ Terry Washburn
                                               -----------------------------
                                               Terry Washburn
                                               President, Acting CEO and
                                               Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  December 12, 2002                       By:  /s/ Terry Washburn
                                               -----------------------------
                                               Terry Washburn
                                               Director

Date:  December 12, 2002                       By:  /s/ Mitch Horowitz
                                               -----------------------------
                                               Mitch Horowitz
                                               Director

Date:  December 12, 2002                       By:  /s/
                                               -----------------------------
                                               James G. Gordon
                                               Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In conjunction with the accompanying Annual Report of SGD Holdings, Ltd. (the "Company") on Form 10-KSB for the fiscal year ending July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Terry Washburn, President and Acting CEO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1.       I have reviewed the Report;
2. Based on my knowledge, the Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in the Report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the Company, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and
          c) presented in the Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
6. I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               /s/ Terry Washburn
                               ------------------
                               Terry Washburn
                               President and Acting CEO
                               December 12, 2002

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM SGD HOLDINGS, LTD. (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE.

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

11                    Statement re: computation of per share earnings                                  Item 7

16                    Letter on change in certifying accountant                                          N/A

18                    Letter on change in accounting principles                                          N/A

21                    Subsidiaries of the Registrant                                                   Item 1

22                    Published report regarding matters submitted to vote                               N/A

23                    Consent of experts and counsel                                                     N/A

24                    Power of Attorney                                                                  N/A

99.1                  Certification pursuant to 18 U.S.C. Section 1350                                   54



Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

Pursuant to, and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned hereby certifies in the capacity and on the date indicated below that:

1. The Annual Report of SGD Holdings, Ltd., the Registrant, on Form 10-KSB for the period ended July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

December 12, 2002                                     /s/ Terry Washburn
                                                      ---------------------
                                                      Terry Washburn
                                                      President and Acting CEO