Form 10QSB
period 2002-10-31
SGD HOLDINGS LTD
filed 2003-01-15
CIK 1106836

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                       For Quarter Ended: October 31, 2002


                         Commission File Number: 0-29671


                               SGD HOLDINGS, LTD.
        (Exact name of small business issuer as specified in its charter)


              Delaware                                    13-3986493
      (State of Incorporation)                       (IRS Employer ID No)

          3801 WILLIAM D TATE AVENUE, SUITE 100, GRAPEVINE, TEXAS 76051
                     (Address of principal executive office)


                                 (817) 421-0057
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of December 2, 2002 was 28,166,077.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].



SGD Holdings, Ltd. and Subsidiaries

                                     Index

                                                                                Page
                                                                                 No.

Part I.             Unaudited Financial Information

    Item 1.         Condensed Consolidated Balance Sheet -                        3
                    October 31, 2002

                    Condensed Consolidated Statements of Operations -             4
                    Three Months Ended October 31, 2002 and 2001

                    Condensed Consolidated Statements of Cash Flows -             5
                    Three Months Ended October 31, 2002 and 2001

                    Notes to Condensed Consolidated Financial Statements -      6-12
                    Three Months Ended October 31, 2002 and 2001

      Item 2.       Managements Discussion and Analysis of Financial Condition  13-15
                    and Results of Operations

      Item 3.       Controls and Procedures                                       16

Part II.            Other Information                                           17-19



SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheet
October 31, 2002
(Unaudited)

ASSETS
Current assets
 Cash and cash equivalents ....................................   $    368,592
 Trade accounts receivable ....................................      3,314,985
 Marketable equity securities .................................          7,664
 Inventory ....................................................      4,237,662
 Due from related parties .....................................         93,374
 Deferred income taxes ........................................        231,600
 Prepaid expenses and other assets ............................        523,785
                                                                  ------------
                                                                     8,777,662
Property and equipment, net ...................................        595,271
Goodwill and other intangibles ................................      4,132,021
Deferred income taxes .........................................         10,200
Marketable equity securities ..................................        209,450
Deposits and other assets .....................................         41,930
                                                                  ------------
                                                                  $ 13,766,534
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Current installments of long-term debt and notes payable .....   $  1,228,393
 Notes payable - related parties ..............................      1,300,000
 Accounts payable .............................................      2,395,128
 Accrued expenses .............................................        176,916
 Due to related parties .......................................         21,569
                                                                  ------------
                                                                     5,122,006
Long-term debt less current installments ......................        152,205
Long-term debt less current installments - related party ......        473,407

Stockholders' equity
 Common stock, $.0001 par value, 200,000,000 shares authorized,          2,817
 28,166,077 shares issued and outstanding
 Additional paid-in capital ...................................      9,406,678
 Retained earnings (deficit) ..................................     (1,245,379)
 Accumulated other comprehensive income (loss) ................       (145,200)
                                                                  ------------
                                                                     8,018,916
                                                                  ------------
                                                                  $ 13,766,534
                                                                  ============
See accompanying notes to condensed consolidated financial statements.

SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations
Three Months Ended October 31, 2002 and 2001
(Unaudited)



                                                      2002           2001

Sales and revenues ............................   $ 5,652,918    $ 3,675,858
Cost of sales .................................     4,058,666      2,499,351
                                                  -----------    -----------
  Gross profit ................................     1,594,252      1,176,507
Selling, general and administrative expense ...     1,445,705      1,117,906
                                                  -----------    -----------
  Earnings (loss) from operations .............       148,547         58,601

Other income (expense):
 Unrealized loss on marketable securities .....        (4,371)      (366,500)
 Loss on sale of assets .......................       (51,015)          --
 Interest expense .............................       (32,167)        (5,501)
 Interest expense - related parties ...........       (33,261)       (50,547)
 Gold consignment fee .........................       (38,799)       (32,443)
 Interest and other income ....................         3,998         23,008
                                                  -----------    -----------
                                                     (155,615)      (431,983)
                                                  -----------    -----------
Net earnings (loss) before income taxes .......        (7,068)      (373,382)
Income tax expense (benefit) ..................        (1,700)      (123,300)
                                                  -----------    -----------
Net earnings (loss) ...........................   $    (5,368)   $  (250,082)
                                                  ===========    ===========

Net earnings (loss) per share .................   $    (0.000)   $    (0.010)
                                                  ===========    ===========

Weighted average shares outstanding (thousands)      28,166.1       25,416.3
                                                  ===========    ===========

See accompanying notes to condensed consolidated financial statements.


SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Statement of Cash Flows
Three Months Ended October 31, 2002 and 2001
(Unaudited)
                                                                  2002            2001
Cash flows from operating activities
Net earnings (loss) ......................................   $    (5,368)   $  (250,082)
Adjustments to reconcile net earnings to net cash provided
    by operating activities:
 Depreciation and amortization ...........................        45,299         28,488
 Deferred income taxes ...................................        (1,700)      (123,300)
 Unrealized loss on marketable equity securities .........         4,371        366,500
 Loss on sale of assets ..................................        51,015           --
 Deferred revenue realized ...............................          --          (20,850)
 Changes in assets and liabilities:
  Accounts receivable ....................................    (1,680,605)    (1,130,799)
  Inventory ..............................................      (744,394)      (927,765)
  Other assets ...........................................        13,352        (45,145)
  Accounts payable and accrued expenses ..................     1,172,582      1,236,576
                                                             -----------    -----------
Net cash provided by operating activities ................    (1,145,448)      (866,377)
                                                             -----------    -----------

Cash flows provided by investing activities
 Capital expenditures ....................................        (9,573)       (67,812)
 Acquisition of Tandori, Inc., net of cash acquired ......          --         (299,650)
                                                             -----------    -----------
Net cash provided by investing activities ................        (9,573)      (367,462)
                                                             -----------    -----------

Cash flows provided by financing activities
 Loan proceeds ...........................................       215,545           --
 Repayment of notes payable and long-term debt ...........       (20,024)       (12,225)
 Loan proceeds - related party ...........................          --          775,000
 Repayment of related party notes ........................          --         (625,000)
 Increase (decrease) in amount due related parties .......        13,150           (730)
                                                             -----------    -----------
Net cash provided by financing activities ................       208,671        137,045
                                                             -----------    -----------
Net increase in cash and cash equivalents ................      (946,350)    (1,096,794)
Cash and cash equivalents, beginning of period ...........     1,314,942      2,399,898
                                                             -----------    -----------
Cash and cash equivalents, end of period .................   $   368,592    $ 1,303,104
                                                             ===========    ===========

See accompanying notes to condensed consolidated financial statements.


SGD Holdings, Ltd.
Notes to Condensed Consolidated Financial Statements
Three Months Ended October 31, 2002 and 2001


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)   Principles of Consolidation
              The consolidated financial statements include the accounts of SGD Holdings, Ltd. ("SGD") and its wholly owned subsidiaries HMS Jewelry Company, Inc. ("HMS"), Con-Tex Silver Imports, Inc. ("Silver"), Jewelry Solutions & Commerce,Inc. ("Jewelry") and Tandori, Inc. ("Tandori") (collectively referred to as the "Company"). All material intercompany accounts and transactions have been eliminated.

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

         (c)  Nature of Business
              SGD is now a holding company principally engaged in acquiring and developing jewelry related businesses. Silver is a company involved in both the wholesale and retail jewelry business, principally silver, with retail locations in Texas. The wholesale operation of Silver consists of both sales directly from its headquarters in Conroe, Texas, satellite locations in Dallas, Texas and from jewelry shows at locations throughout the south central United States. Jewelry is currently inactive.

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

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the period ended July 31, 2002, which is included in the Company's Form 10-KSB dated July 31, 2002 and filed December 12, 2002. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

         (e)  Recent accounting pronouncements
              In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability be recognized on the date on which the company had committed to an exit plan. The Company does not believe that the adoption of SFAS 146 will have a material impact on its consolidated financial statements.

              In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions." The Company does not believe that the adoption of SFAS 147 will have any impact on its consolidated financial statements.


2.       RELATED PARTY TRANSACTIONS

         Silver leases its corporate headquarters from a Director of the Company at the rate of $2,200 per month. This amounted to $6,600 during each of the three-month periods ended October 31, 2002 and 2001.

         The Company had received loans from one of its Directors. The balance owed was $1,220 at October 31, 2002. Tandori sold product and services to the same Director in the amount of $12,310, of which $2,506 remains unpaid at October 31, 2002.

         HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $24,225 during the three-month periods ended October 31, 2002 and 2001. HMS Leasing Company, LLC is owned by the president of HMS.

         HMS had advances to its president and companies controlled by him at October 31, 2002 in the amount of $921.

         The Company has made net sales to Premier Concepts, Inc. ("Premier") of $33,924 during the three months ended October 31, 2002 and has receivables from Premier of $89,947 at October 31, 2002. The Company owns 9.5% of the stock of Premier at October 31, 2002. The Chief Executive Officer of Premier is a Director of the Company and on November 25, 2002 became President and Acting Chief Executive Officer of the Company.

         Related party interest expense amounted to $33,261 and $50,547 for the three-month periods ended October 31, 2002 and 2001, respectively. Accrued interest payable to related parties amounted to $20,349 at October 31, 2002. See Note 6 for notes payable due related parties.

         Effective October 28, 2002, the former President of Con-Tex entered into a transaction with his sister-in-law whereby he sold the assets of one of the retail locations for cash proceeds of $30,645. The Company recorded a loss on the transaction of $51,015 and is currently evaluating its options.

         Amounts due from related parties at October 31, 2002 may be summarized as follows:

               Premier Concepts, Inc. ........   $89,947
               Greg Gordon, Director .........     2,506
               Harry Schmidt, President of HMS       921
                                                 -------
                                                 $93,374

         Amounts due to related parties at October 31, 2002, excluding notes payable included in Note 6, may be summarized as follows:

          Greg Gordon, Director ..............................   $ 1,220
          David Gordon, shareholder and brother of Greg Gordon    20,349
                                                                 -------
                                                                 $21,569


3.       MARKETABLE EQUITY SECURITIES

         The following summarizes the Company's investments in securities at October 31, 2002:

          Trading securities:
                   Cost .................   $  93,581
                   Unrealized gain (loss)     (85,917)
                                            ---------
                       Fair value .......   $   7,664
                                            =========

          Available-for-sale securities:
                   Cost .................   $ 429,550
                   Unrealized gain (loss)    (220,100)
                                            ---------
                       Fair value .......   $ 209,450
                                            =========

         The Company recognized an unrealized loss from trading securities in the amount of $4,371 and $366,500 during the three month periods ended October 31, 2002 and 2001, respectively.

         Unrealized losses from available-for-sale securities included, as a component of equity, as of October 31, 2002 were as follows:

          Unrealized losses ...........................   $(220,100)
          Deferred income taxes .......................      74,900
                                                          ---------
          Accumulated other comprehensive income (loss)   $(145,200)
                                                          =========

4. INVENTORIES AND GOLD CONSIGNMENT AGREEMENT

         Inventories at October 31, 2002 consist of:

          Gold jewelry ....................   $ 6,488,939
          Silver and other jewelry ........     1,348,770
          Electronic equipment and supplies       153,286
                                              -----------
                                                7,990,995
          Less consigned gold .............    (3,753,333)
                                              -----------
               Net inventories ............   $ 4,237,662
                                              ===========

          HMS has a gold consignment agreement with a gold lender. Under the terms of the agreement, HMS is entitled to lease the lesser of an aggregate amount of 13,200 ounces, or an aggregate consigned gold value not to exceed $4,950,000 less any balance outstanding on its $1,500,000 line of credit. Title to such consigned gold remains with the gold lender until HMS purchases the gold. However, during the period of consignment, the entire risk of loss, damage or destruction of the gold is borne by HMS. The purchase price per ounce is based on the daily Second London Gold Fix. HMS pays the gold consignor a consignment fee based upon the dollar value of gold ounces outstanding, as defined in the agreement. At October 31, 2002, HMS had 11,857 ounces of gold on consignment with a market value of $3,753,333 ($316.55 per ounce).

          The consignment agreement contains certain restrictive covenants relating to maximum usage, net worth, working capital, and other financial ratios, and the agreement requires HMS to own a specific amount of gold at all times. The agreement also limits the amount which HMS can pay to SGD and its sister companies. At October 31, 2002 HMS had transactions and balances with SGD and its sister companies as follows:

          Expenses paid on behalf of SGD ...................   $ 394,100
          Product and services sold to sister companies ....     113,079
          Loans and advances ...............................      84,046
                                                               ---------
                                                                 591,225
          HMS share of consolidated income taxes, due to SGD    (372,300)
          Management fee due SGD ...........................    (187,500)
                                                               ---------
            HMS over (under) allowable amount ..............   $  31,425
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

          The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS does not have any advances on this line of credit at October 31, 2002.

          HMS is currently negotiating with its gold lender to increase the size of the consignment facility and to modify certain terms and conditions of the current agreement.

5.       LONG-TERM DEBT AND NOTES PAYABLE

         Long-term debt and notes payable at October 31, 2002 consists of the following:

               Note payable to bank with interest at 9% payable on
               demand or January 1, 2003 if no demand is made; accrued
               interest payable monthly; collateralized by all assets of
               Silver and guaranteed by a Director of SGD (PAST DUE) ........   $   144,000

               Note payable to bank with interest at prime + 1%; currently
               5.25%; due on September 25, 2003; guaranteed by the brother of
               a Director of SGD ............................................       200,000

               Notes payable to companies in monthly installments;
               collateralized by transportation equipment ...................       101,598

               Note payable to company due July 30, 2003 with interest
               at 5.8% payable monthly(IN DEFAULT) ..........................       835,000

               Note payable to an individual with interest at New York prime;
               payable $20,000 plus interest annually .......................       100,000

               Current installments of long-term debt and notes payable .....    (1,228,393)
                                                                                -----------

               Long-term debt less current installments .....................   $   152,205
                                                                                ===========

         See Note 8.


6.       NOTES PAYABLE DUE RELATED PARTIES

         Notes payable due related parties at October 31, 2002 consist of the following:

               Notes payable to the president of HMS Jewelry Company, Inc.; due on October 15,
               2002, with interest payable monthly at 8%; collateralized by the stock of HMS
               Jewelry Company, Inc. (PAST DUE) ...............................................   $ 1,250,000

               Notes payable to a shareholder and the brother of a Director of the Company; due
               on demand with interest at 12%, unsecured ......................................       473,407

               Note payable to a shareholder and the brother of a Director of the Company; due on demand with interest at 8%; unsecured;
               convertible into common stock of the Company at $.01 per share .................        50,000

               Less current installments ......................................................    (1,300,000)
                                                                                                  -----------

                                                                                                  $   473,407
                                                                                                  ===========
         See Note 8.


7.       SEGMENT INFORMATION

         The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. For the three-month period ended October 31, 2002, the Company operated in the following segments (amounts in thousands):

                                                                                Corporate
                                          Gold         Silver      LifeStyle    and other  Consolidated

         Revenues:
           External customers         $    3,995   $       559    $   1,099   $        -    $     5,653
           Intersegment               $        -             -            -            -    $

         Earnings (loss)
           from operations            $      371   $       (80)   $    ( 87)  $      (55)   $       149
         Unrealized (loss) on
           marketable securities               -             -            -           (4)            (4)
         Other, net                          (59)          (54)         (24)         (14)          (152)
         Deferred income tax
           (expense) benefit                (107)           46           38           25              2
                                      -----------  -----------    ---------   ----------    -----------
         Net earnings (loss)          $      205   $       (89)   $     (73 ) $      (48)   $        (5)
                                      ==========   ===========    ==========  ==========    ============

         Assets                       $    9,810   $     1,808    $   1,698   $      451    $    13,767
                                      ==========   ===========    ==========  ==========    ===========

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
                                      ==========   ===========    =========   ==========    ===========


         The Gold segment represents the wholesale operations of HMS. The Silver segment represents the wholesale and retail operations of Silver. The LifeStyle segment represents the operations of Tandori.

         Corporate assets consist primarily of marketable securities and prepaid expenses.

8.       SUBSEQUENT EVENTS

         At a meeting of the Board of Directors of SGD on November 25, 2002, Terry Washburn was appointed to replace James G. "Greg" Gordon ("Gordon") as President of SGD. Subsequently, the SGD Board of Directors removed the Con-Tex Board of Directors and two of the SGD Directors were appointed to the Board of Directors of Con-Tex. At a meeting of the Board of Directors of Con-Tex, Gordon, his wife, Lisa Gordon and the General Manager of Con-Tex were terminated. Terry Washburn was appointed as the new President of Con-Tex.

         On December 13, 2002 SGD filed a petition against Gordon in the 342nd District Court, Tarrant County, Texas alleging breach of fiduciary duty, conversion of corporate funds and misappropriation of corporate funds. SGD is alleging that Gordon, who was President of SGD from June 10, 1999 until November 25, 2002, wrongfully and without authority or approval, transferred approximately $2.7 million from two separate SGD bank accounts into an account or accounts held by Con-Tex. Thereafter Gordon utilized a portion of SGD's funds for his and his family's personal use and enjoyment, his personal financial gain and for unauthorized transactions on Con-Tex's behalf. SGD is seeking to recover its damages, which were in excess of $2.7 million, costs of court and pre-judgment interest as allowed by law. Gordon has filed a counter-claim which primarily seeks the reversal of a reverse stock-split that reduced his share ownership from 67,500,000 shares to 11,250,000 shares.

         Con-Tex has a note obligation to a bank in the amount of $144,000 which is currently past due and SGD has a note obligation to the President of HMS in the amount of $1,250,000 which is also past due. The litigation discussed above has impaired the Company's ability to negotiate necessary extension agreements.

         In addition, SGD owes another company $835,000 which is currently in default. The litigation discussed above has also limited the Company's ability to cure the defaults in this note as well.

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


A.       LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased from $3,630,930 at July 31, 2002 to $3,655,656 at October 31, 2002. The increase in working capital of $24,726 consists of an increase in current assets of $1,385,422 less an increase in current liabilities of $1,360,696. The major items of the increase in current assets consisted of an increase in accounts receivable of $1,680,605; an increase in inventory of $693,379; and a decrease in cash of $946,350. The major increase in current liabilities was from an increase in accounts payable of $1,149,628. The majority of the increases in accounts receivable, inventory and accounts payable, as well as the decrease in cash are the result of higher pre-Christmas sales and the increased inventory to support the seasonal sales. These increases are consistent with activity in the prior year period and are expected to decline after the Christmas season.

         The Company is currently budgeting $200,000 for capital expenditures for fiscal 2003. This includes approximately $150,000 to upgrade and add showroom equipment for its Tandori locations and $50,000 for other miscellaneous equipment. The Company will either use cash, its existing credit facilities or may secure a floor-plan loan for the Tandori equipment.

         As of January 13, 2003, the Company is past due on one note payable to a bank in the amount of $144,000; is in default of the covenants of a note payable in the amount of $835,000; and is past due on a related party note in the amount of $1,250,000. It will be necessary for the Company to restructure this debt as it does not have the current resources to repay the loans.

B.       RESULTS OF OPERATIONS

         SALES AND COST OF SALES - During the three months ended October 31, 2002 sales increased $1,977,060 (54%) from the same year earlier period. The Company's sales may be summarized as follows for the three-month periods ended October 31, 2002 and 2001:

                                   2002           2001

          Gold .............   $ 3,994,956   $ 2,967,347
          Silver:
            Wholesale ......       365,100       376,812
            Retail .........       193,720       181,295
                               -----------   -----------
                                   558,820       558,107
          Tandori ..........     1,099,142       230,535
                               -----------   -----------
                                 5,652,918     3,755,989
          Intersegment sales          --         (80,131)
                               -----------   -----------
                               $ 5,652,918   $ 3,675,858
                               ===========   ===========

         Gold sales have increased $1,027,609 (35%) from the year earlier period. The majority of the increase is attributed to the new catalog which was distributed during the late spring. The catalog also added a new silver line which accounted for $290,986 of the sales increase.

         Silver sales were flat with the 3% decline in wholesale sales offset by an increase in total retail sales. Silver experienced a decline of 11% in same store sales, but was able to increase total retail sales by adding one new store.

         Gold sales are typically one of the first things to decline when the economy is going down and one of the last things to improve when the economy is going back up. Silver sales are generally subject to similar constraints, although to a lesser degree, since silver jewelry is less expensive than gold.

         Tandori sales increased $868,607 (377%) from the year earlier period. The prior year period included only one location for two months, whereas the current year period includes two locations for the full quarter. Sales from the Raleigh, North Carolina location accounted for 77.6% of the total while the new location in Spring, Texas, which became fully operational earlier this calendar year, accounted for the remainder.

         During the three months ended October 31, 2002, gold had a gross profit of24.7%; Silver had a gross profit of 53%; and Tandori had a gross profit of 28.1% for a combined gross profit of 28.2%. This compares to gross profit of: Gold - 27.4%; Silver - 51.2%; Tandori - 40.3%; and combined - 32% for the prior year period. Gold's gross profit has declined primarily due to the increase in gold price. Gold has a fixed amount of profit for each ounce of gold sold; accordingly, with the gold value increasing the gross profit percentage is a smaller percentage of sales. The decline in Tandori's gross profit percentage is in part due to the addition of high voltage electrical services to their Spring, Texas location. The electrical contractor has only nominal costs which are not included in cost of sales and accordingly has a lower gross profit margin.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - During the three months ended October 31, 2002, selling, general and administrative expense increased $327,799 (29.3%) from the same year earlier period. The following table summarizes the Company's selling, general and administrative expenses for the three-month periods ended October 31, 2002 and 2001:

                                    2002         2001

          Gold ..............   $  617,706   $  500,392
          Silver ............      376,661      468,458
          Tandori ...........      396,810      100,415
          Corporate and other       54,528       48,641
                                ----------   ----------
            Total ...........   $1,445,705   $1,117,906
                                ==========   ==========

         Gold's selling, general and administrative expense ("SGA") increased $117,314 (23.4%) from the prior year period. The major cost increases included salaries of $48,667; catalog costs of $29,283; freight of $24,033; and commissions of $19,802. Advertising costs declined $18,424. The increase in SGA is consistent with the 34.6% sales increase.

         Silver's SGD decreased $91,797 from the prior year period. The major components of the decline were: payroll decrease of $106,376; rent increase of $26,832; and an increase in legal and professional costs of $14,798.

         Tandori's SGA increased $296,395. The major reason for the increase is operating one location during the prior year period for only two months as compared to operating two locations for three months during the current period.

         Corporate SGA remained approximately the same as in the prior year and consists primarily of insurance, accounting and audit costs.

         INTEREST EXPENSE AND GOLD CONSIGNMENT FEE - Interest expense, related party and other, increased $9,380 during the three-month period ended October 31, 2002, as compared to the same year earlier period. The increase is primarily the result of the new debt to fund the operations and equipment for Tandori. The gold consignment fee increased 19.6%, due to higher gold prices and higher consignment levels.

         INTEREST AND OTHER INCOME - Interest and other income of the Company decreased during the three-month period ended October 31, 2002 from the same year earlier period to $3,998 from $23,008. The decrease is attributed to the higher average cash balances during the prior year period.

         UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES - The Company recognized an unrealized loss in the amount of $4,371 and $366,500 during the three month periods ended October 31, 2002 and 2001, respectively, from its investment in marketable equity securities that have been classified as trading securities.

         LOSS ON SALE OF ASSETS - Effective October 28, 2002, the former President of Con-Tex entered into a transaction with his sister-in-law whereby he sold the assets of one of the retail locations for cash proceeds of $30,645. The Company recorded a loss on the transaction of $51,015.

         INCOME TAXES - The Company recorded income tax benefit in the amount of $1,700 and $123,300 during the three month periods ended October 31, 2002 and 2001, respectively

Item 3.  CONTROLS AND PROCEDURES

         The Company has established and currently maintains controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts an update and a review and evaluation of the effectivenessof the Company's disclosure controls and procedures. In the opinion of the Company's principal executive officer, based upon an evaluation completed within 90 days prior to the filing of this report, that the Company's disclosure controls and procedures are sufficiently effective to ensure that any materialinformation relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On December 13, 2002 SGD filed a petition against James G. "Greg" Gordon ("Gordon") in the 342nd District Court, Tarrant County, Texas alleging breach of fiduciary duty, conversion of corporate funds and misappropriation of corporate funds. SGD is alleging that Gordon, who was President of SGD from June 10, 1999 until November 25, 2002, wrongfully and without authority or approval, transferred approximately $2.7 million from two separate SGD bank accounts into an account or accounts held by Con-Tex. Thereafter Gordon utilized a portion of SGD's funds for his and his family's personal use and enjoyment, his personal financial gain and for unauthorized transactions on Con-Tex's behalf. SGD is seeking to recover its damages, which were in excess of $2.7 million, costs of court and pre-judgment interest as allowed by law. Gordon has filed a counter-claim which primarily seeks the reversal of a reverse stock-split that reduced his share ownership from 67,500,000 shares to 11,250,000 shares.


ITEM 5.  OTHER INFORMATION

         The Company reported in its July 31, 2002 Form 10-KSB that effective September 10, 1999 the Company had reverse-split all of its common stock, one share for each six shares outstanding. The Amended Certificate of Incorporation of SGD effectuating the reverse-split was filed on September 2, 1999 and the shares began trading on a post-split basis on September 10, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits - 99.1  Certificate Pursuant to 18 U.S.C. Section 1350
(b)      Reports on Form 8-K - Not applicable


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SGD HOLDINGS, LTD.



Date:    January 15, 2003       By:      /s/ Terry Washburn
                                         -------------------------------------
                                         Terry Washburn, President, Acting CEO
                                         and Principal Accounting Officer

                                  CERTIFICATION

I, Terry Washburn, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SGD Holdings, Ltd.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


January 15, 2003                                      /s/ Terry Washburn
                                                      --------------------------
                                                      Terry Washburn
                                                      President and Acting CEO

         Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

         Pursuant to and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned hereby certifies in the capacity and on the date indicated below that:

                  1. The Quarterly Report of SGD Holdings, Ltd. (the "Registrant") on Form 10-QSB for the period ended October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                  Date:    January 15, 2003    By:      /s/Terry Washburn
                                                        -----------------
                                                        Terry Washburn
                                                        President and Acting CEO