Form 10QSB
period 2003-01-31
SGD HOLDINGS LTD
filed 2003-03-24
CIK 1106836

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                       For Quarter Ended: January 31, 2003


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of January 31, 2003 was 30,766,077.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].



SGD Holdings, Ltd. and Subsidiaries

                                                   Index

                                                                                                    Page
                                                                                                    No.

Part I.      Unaudited Financial Information

    Item 1.  Condensed Consolidated Balance Sheet -                                                  3
             January 31, 2003

             Condensed Consolidated Statements of Operations -                                       4
             Three Months Ended January 31, 2003 and 2002

             Condensed Consolidated Statements of Operations -                                       5
             Six Months Ended January 31, 2003 and 2002

             Condensed Consolidated Statements of Cash Flows -                                       6
             Six Months Ended January 31, 2003 and 2002

             Notes to Condensed Consolidated Financial Statements -                                 7-14
             Six Months Ended January 31, 2003 and 2002

   Item 2.   Managements Discussion and Analysis of Financial Condition                            15-19
             and Results of Operations

   Item 3.   Controls and Procedures                                                                 19

Part II.     Other Information                                                                     20-22



SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Balance Sheet
January 31, 2003
(Unaudited)

ASSETS
Current assets
 Cash and cash equivalents .....................................   $    922,255
 Trade accounts receivable .....................................      2,558,880
 Marketable equity securities ..................................          6,571
 Inventory .....................................................      4,291,841
 Due from related parties ......................................        121,900
 Deferred income taxes .........................................        242,200
 Prepaid expenses and other assets .............................        587,537
                                                                   ------------
                                                                      8,731,184
Property and equipment, net ....................................        584,130
Goodwill and other intangibles .................................      4,131,354
Deferred income taxes ..........................................         60,900
Marketable equity securities ...................................         60,350
Deposits and other assets ......................................         43,690
                                                                   ------------
                                                                   $ 13,611,608
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Current installments of long-term debt and notes payable ......   $  1,893,063
 Notes payable - related parties ...............................      1,330,000
 Accounts payable ..............................................      1,659,223
 Accrued expenses ..............................................         73,044
 Due to related parties ........................................         28,954
                                                                   ------------
                                                                      4,984,284
Long-term debt less current installments .......................        131,124
Long-term debt less current installments - related party .......        473,407

Stockholders' equity
 Common stock, $.0001 par value, 200,000,000 shares authorized,
 30,766,077 shares issued and outstanding ......................          3,077
 Additional paid-in capital ....................................      9,536,418
 Retained earnings (deficit) ...................................     (1,273,102)
 Accumulated other comprehensive income (loss) .................       (243,600)
                                                                   ------------
                                                                      8,022,793
                                                                   ------------
                                                                   $ 13,611,608
                                                                   ============
See accompanying notes to condensed consolidated financial statements.

SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations
Three Months Ended January 31, 2003 and 2002
(Unaudited)



                                                         2003            2002

Sales and revenues ...............................   $ 5,996,429    $ 5,558,019
Cost of sales ....................................     4,326,475      3,718,692
                                                     -----------    -----------
  Gross profit ...................................     1,669,954      1,839,327
Selling, general and administrative expense ......     1,585,238      1,486,727
                                                     -----------    -----------
  Earnings (loss) from operations ................        84,716        352,600

Other income (expense):
 Unrealized gain (loss) on marketable securities .        (1,093)       140,587
 Interest expense ................................       (50,516)       (10,917)
 Interest expense - related parties ..............       (18,739)       (39,826)
 Gold consignment fee ............................       (52,096)       (30,554)
 Interest and other income .......................          (596)        18,068
                                                     -----------    -----------
                                                        (123,040)        77,358
                                                     -----------    -----------
Net earnings (loss) before income taxes ..........       (38,324)       429,958
Income tax expense (benefit) .....................       (10,600)       145,400
                                                     -----------    -----------
Net earnings (loss) ..............................   $   (27,724)   $   284,558
                                                     ===========    ===========

Net earnings (loss) per share ....................   $    (0.001)   $     0.010
                                                     ===========    ===========

Weighted average shares outstanding (thousands) ..      28,222.6       27,174.8
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations
Six Months Ended January 31, 2003 and 2002
(Unaudited)



                                                        2003             2002

Sales and revenues .............................   $ 11,649,347    $  9,233,877
Cost of sales ..................................      8,385,141       6,218,043
                                                   ------------    ------------
  Gross profit .................................      3,264,206       3,015,834
Selling, general and administrative expense ....      3,030,941       2,604,633
                                                   ------------    ------------
  Earnings (loss) from operations ..............        233,265         411,201

Other income (expense):
 Unrealized loss on marketable securities ......         (5,464)       (225,913)
 Loss on sale of assets ........................        (51,015)           --
 Interest expense ..............................        (82,683)        (16,418)
 Interest expense - related parties ............        (52,000)        (90,373)
 Gold consignment fee ..........................        (90,895)        (62,997)
 Interest and other income .....................          3,402          41,076
                                                   ------------    ------------
                                                       (278,655)       (354,625)
                                                   ------------    ------------
Net earnings (loss) before income taxes ........        (45,390)         56,576
Income tax expense (benefit) ...................        (12,300)         22,100
                                                   ------------    ------------
Net earnings (loss) ............................   $    (33,090)   $     34,476
                                                   ============    ============

Net earnings (loss) per share ..................   $     (0.001)   $      0.001
                                                   ============    ============

Weighted average shares outstanding (thousands)        28,194.3        26,803.0
                                                   ============    ============

See accompanying notes to condensed consolidated financial statements.



SGD Holdings, Ltd. and Subsidiaries

Condensed Consolidated Statement of Cash Flows
Six Months Ended January 31, 2003 and 2002
(Unaudited)
                                                                   2003          2002
Cash flows from operating activities
Net earnings (loss) ......................................   $   (33,090)   $    34,476
Adjustments to reconcile net earnings to net cash provided
    by operating activities:
 Depreciation and amortization ...........................        91,037         64,167
 Deferred income taxes ...................................       (12,300)        22,100
 Unrealized loss on marketable equity securities .........         5,464        225,913
 Proceeds from sale of marketable securities .............          --          175,000
 Common stock issued for services ........................        50,000         75,000
 Deferred revenue realized ...............................          --          (31,295)
 Changes in assets and liabilities:
  Accounts receivable ....................................      (927,005)      (963,032)
  Inventory ..............................................      (196,558)      (480,468)
  Other assets ...........................................        16,883       (103,091)
  Accounts payable and accrued expenses ..................       340,904        459,101
                                                               -----------  -----------
Net cash provided by operating activities ................      (664,665)      (522,129)
                                                               -----------  -----------

Cash flows provided by investing activities
 Capital expenditures ....................................       (43,504)      (149,086)
 Acquisition of Tandori, Inc., net of cash acquired ......          --         (299,650)
                                                               -----------  -----------
Net cash provided by investing activities ................       (43,504)      (448,736)
                                                               -----------  -----------

Cash flows provided by financing activities
 Collection of note receivable ...........................          --          500,000
 Loan proceeds ...........................................       315,545           --
 Repayment of notes payable and long-term debt ...........       (27,436)       (16,893)
 Loan proceeds - related party ...........................        30,000        288,000
 Repayment of related party notes ........................          --         (625,000)
 Increase (decrease) in amount due related parties .......        (2,627)        29,270
                                                              -----------   -----------
Net cash provided by financing activities ................       315,482        175,377
                                                              -----------   -----------
Net increase in cash and cash equivalents ................      (392,687)      (795,488)
Cash and cash equivalents, beginning of period ...........     1,314,942      2,399,898
                                                              -----------   -----------
Cash and cash equivalents, end of period .................   $   922,255    $ 1,604,410
                                                              ===========   ===========

See accompanying notes to condensed consolidated financial statements.

SGD Holdings, Ltd.
Notes to Condensed Consolidated Financial Statements
Six Months Ended January 31, 2003 and 2002


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

           (D)General
              The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

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

           (E)Recent accounting pronouncements
              In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability be recognized on the date on which the company had committed to an exit plan. In 2003 the Company adopted this statement with no effect on our financial position or results of operations.

              In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions." The adoption of SFAS 147 will not have any impact on our financial position or results of operations.

              Effective January 1, 2003, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of this interpretation did not have a material effect on our financial position or results of operations. We have a guarantee under an operating lease amounting to $38,000 as of January 31, 2003, for the residual value of a vehicle at the end of its operating lease period. Based upon our expectation that the value of the leased asset at the end of the lease term will exceed the guaranteed amount, no accruals have been recognized for this guarantee.

              In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires a variable interest entity ("VIE") to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIE's created or acquired after January 31, 2003. For VIE's created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect adoption of this interpretation will have a material impact on our financial position or results of operations.

2.       Related Party Transactions

         Silver leases its corporate headquarters from a Director of the Company at the rate of $2,200 per month. This amounted to $13,200 during each of the six-month periods ended January 31, 2003 and 2002.

         The Company had received loans from one of its Directors. The balance owed was $504 at January 31, 2003. Tandori sold product and services to the same Director in the amount of $12,310, of which $2,506 remains unpaid at January 31, 2003.

         HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $48,450 during the six-month periods ended January 31, 2003 and 2002. HMS Leasing Company, LLC is owned by the president of HMS.

         HMS had advances to its president and companies controlled by him at January 31, 2003 in the amount of $20,831.

         The Company has made net sales to Premier Concepts, Inc. ("Premier") of $64,221during the six months ended January 31, 2003 and has receivables from Premier of $98,563 at January 31, 2003. The Company owns 9.5% of the stock of Premier at January 31, 2003. The Chief Executive Officer of Premier is a Director of the Company and on November 25, 2002 became President and Acting Chief Executive Officer of the Company.

         Related party interest expense amounted to $18,739 and $39,826 for the three-month periods ended January 31, 2003 and 2002, respectively, and amounted to $52,000 and $90,373 for the six-month periods ended January 31, 2003 and 2002, respectively. Accrued interest payable to related parties amounted to $28,450 at January 31, 2003. See Note 6 for notes payable due related parties.

         Effective October 28, 2002, the former President of Con-Tex entered into a transaction with his sister-in-law whereby he sold the assets of one of the retail locations for cash proceeds of $30,645. The Company recorded a loss on the transaction of $51,015 and is currently evaluating its options.

         Amounts due from related parties at January 31, 2003 may be summarized as follows:

          Premier Concepts, Inc. ........   $ 98,563
          Greg Gordon, Director .........      2,506
          Harry Schmidt, President of HMS     20,831
                                            --------
                                            $121,900

         Amounts due to related parties at January 31, 2003, excluding notes payable included in Note 6, may be summarized as follows:

          Greg Gordon, Director ..............................   $   504
          David Gordon, shareholder and brother of Greg Gordon    28,450
                                                                 -------
                                                                 $28,954

3.       Marketable Equity Securities

         The following summarizes the Company's investments in securities at January 31, 2003:

          Trading securities:
                   Cost .................   $  93,581
                   Unrealized gain (loss)     (87,010)
                                            ---------
                       Fair value .......   $   6,571
                                            =========

          Available-for-sale securities:
                   Cost .................   $ 429,550
                   Unrealized gain (loss)    (369,200)
                                            ---------
                       Fair value .......   $  60,350
                                            =========

         The Company recognized an unrealized loss from trading securities in the amount of $1,093 and $5,464 during the three and six month periods ended January 31, 2003, respectively. The Company recognized an unrealized gain from trading securities in the amount of $140,587 during the three month period ended January 31, 2002 and recognized an unrealized loss from trading securities in the amount of $225,913 during the six month period ended January 31, 2002.

         Unrealized losses from available-for-sale securities included, as a component of equity, as of January 31, 2003 were as follows:

          Unrealized losses ...........................   $(369,200)
          Deferred income taxes .......................     125,600
                                                          ---------
          Accumulated other comprehensive income (loss)   $(243,600)
                                                          =========


4.       Inventories and gold consignment agreement

         Inventories at January 31, 2003 consist of:

          Gold jewelry ....................   $ 7,296,338
          Silver and other jewelry ........     1,229,320
          Electronic equipment and supplies       142,005
                                              -----------
                                                8,667,663
          Less consigned gold .............    (4,375,822)
                                              -----------
               Net inventories ............   $ 4,291,841
                                              ===========

          HMS has a gold consignment agreement with a gold lender. Under the terms of the agreement, HMS is entitled to lease the lesser of an aggregate amount of 13,200 ounces, or an aggregate consigned gold value not to exceed $4,950,000 less any balance outstanding on its $1,500,000 line of credit. Title to such consigned gold remains with the gold lender until HMS purchases the gold. However, during the period of consignment, the entire risk of loss, damage or destruction of the gold is borne by HMS. The purchase price per ounce is based on the daily Second London Gold Fix. HMS pays the gold consignor a consignment fee based upon the dollar value of gold ounces outstanding, as defined in the agreement. At January 31, 2003, HMS had 11,907 ounces of gold on consignment with a market value of $4,375,823 ($367.50 per ounce).

          The consignment agreement contains certain restrictive covenants relating to maximum usage, net worth, working capital, and other financial ratios, and the agreement requires HMS to own a specific amount of gold at all times. The agreement also limits the amount which HMS can pay to SGD and its sister companies. At January 31, 2003 HMS had transactions and balances with SGD and its sister companies as follows:

          Expenses paid on behalf of SGD ...................   $ 425,100
          Product and services sold to sister companies ....     113,079
          Loans and advances ...............................     114,046
                                                               ---------
                                                                 652,225
          HMS share of consolidated income taxes, due to SGD    (516,300)
          Management fee due SGD ...........................    (210,000)
                                                               ---------
            HMS over (under) allowable amount ..............   $ (74,075)
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

          The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. At January 31, 2003, HMS had an advance of $551,000 on this line of credit.

          HMS is currently negotiating with its gold lender to increase the size of the consignment facility and to modify certain terms and conditions of the current agreement.


5.       Long-term debt and notes payable

         Long-term debt and notes payable at January 31, 2003 consists of the following:

          Note payable to bank with interest at 9% payable on
          demand or January 1, 2003 if no demand is made; accrued
          interest payable monthly; collateralized by all assets of
          Silver and guaranteed by a Director of SGD (PAST DUE) ....................   $   144,000

          Note payable to bank with interest at prime + 1%; currently
          5.25%; due on September 25, 2003; guaranteed by a shareholder
          and the brother of a Director of SGD .....................................       300,000

          Notes payable to companies in monthly installments;
          collateralized with transportation equipment .............................        94,187

          Note payable to company due July 30, 2003 with interest at
          5.8% payable monthly; collateralized by stock of HMS .....................       835,000

          Line of credit with a bank; due on demand; interest of prime +3/4% payable
          monthly; collateralized by accounts receivable of HMS ....................       551,000

          Note payable to an individual with interest at New York prime; payable
          $20,000 plus interest annually ...........................................       100,000

          Current installments of long-term debt and notes payable .................    (1,893,063)
                                                                                       -----------

          Long-term debt less current installments .................................   $   131,124
                                                                                       ===========

6        NOTES PAYABLE DUE RELATED PARTIES

         Notes payable due related parties at January 31, 2003 consist of the following:

            Notes payable to the president of HMS Jewelry Company, Inc.;
            due August 1, 2003, with interest payable monthly at 8%;
            collateralized by the stock of HMS Jewelry Company, Inc.;
            convertible into common stock of the Company at $.05 per share
            with anti-dilution rights ....................................   $ 1,250,000

            Notes payable to a shareholder and the brother of a Director of the Company; due on August 1, 2004 with interest at 12%,
            unsecured ....................................................       473,407

            Note payable to a shareholder and the brother of a Director of the Company; due on demand with interest at 8%; unsecured;
            convertible into common stock of the Company at $.01 per share        50,000

            Note payable to a shareholder and the brother of a Director of the Company; due on demand with interest at 8%; unsecured;
            convertible into common stock of the Company at $.05 per share
            with anti-dilution rights ....................................        30,000


            Less current installments ....................................    (1,330,000)
                                                                             -----------

                                                                             $   473,407
                                                                              ===========


7.       Segment information

         The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. For the six-month period ended January 31, 2003, the Company operated in the following segments (amounts in thousands):

                                                                                Corporate
                                          Gold         Silver      LifeStyle    and other  Consolidated

         Revenues:
           External customers         $    8,644   $     1,119    $   1,886   $        -    $    11,649
           Intersegment               $        -             -            -            -    $

         Earnings (loss)
           from operations            $      823   $      (160)   $   ( 316)  $     (114)   $       233
         Unrealized (loss) on
           marketable securities               -             -            -           (5)            (5)
         Other, net                          (90)          (60)         (20)        (103)          (273)
         Deferred income tax
           (expense) benefit                (251)           75          113           75             12
                                      -----------  -----------    ---------   ----------    -----------
         Net earnings (loss)          $      482   $      (145)   $    (223 ) $     (147)   $       (33)
                                      ==========   ===========    ==========  ==========    ============

         Assets                       $    9,894   $     1,672    $   1,481   $      565    $    13,612
                                      ==========   ===========    ==========  ==========    ===========

         For the six-month period ended January 31, 2002, the Company operated in the following segments (amounts in thousands):

                                                                                Corporate
                                          Gold         Silver      LifeStyle    and other  Consolidated

         Revenues:
           External customers         $    7,044   $     1,565    $     625   $        -    $     9,234
           Intersegment               $       46             -            -            -    $        46

         Earnings (loss)
           from operations            $      923   $      (156)   $    (150)  $     (206)   $       411
         Unrealized (loss) on
           marketable securities               -             -            -         (226)          (226)
         Other, net                         (110)          (10)           1          (10)          (129)
         Deferred income tax
           (expense) benefit                (278)           55           51          150            (22)
                                      -----------  -----------    ---------   ----------    ------------
         Net earnings (loss)          $      535   $      (111)   $     (98)  $     (292)   $        34
                                      ==========   ============   =========   ==========    ===========

         Assets                       $    8,273   $     2,782    $     938   $      831    $    12,824
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

8.       LEGAL MATTERS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates, trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; 5. Legal issues; and 6. Success of marketing, advertising and promotional campaigns.

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


A.       LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased from $3,630,930 at July 31, 2002 to $3,746,900 at January 31, 2003. The increase in working capital of $115,970 consists of an increase in current assets of $1,338,944 less an increase in current liabilities of $1,222,974. The major items of the increase in current assets consisted of an increase in accounts receivable of $924,500; an increase in inventory of $747,558; and a decrease in cash of $392,687. The major increase in current liabilities was from an increase in accounts payable of $413,723 and a net increase in current installments of long-term debt and notes payable of $897,221. The majority of the increases in accounts receivable, inventory and accounts payable, as well as the decrease in cash are the result of higher pre-Christmas sales and the increased inventory to support the seasonal sales. These increases are consistent with activity in the prior year period and have begun to decline after the Christmas season. In addition, due to the higher price of gold (up 16% between the beginning and end of the current quarter), HMS has had to utilize its accounts receivable line of credit to augment its gold consignment facility.

         The Company is currently budgeting $160,000 for capital expenditures for the remainder of fiscal 2003. This includes approximately $150,000 to upgrade and add showroom equipment for its Tandori locations and $10,000 for other miscellaneous equipment. The Company will either use cash, its existing credit facilities or may secure a floor-plan loan for the Tandori equipment.

         As of March 21, 2003, the Company is past due on one note payable to a bank in the amount of $144,000, which they plan to attempt to extend during the next quarter. During January 2003 SGD obtained the guaranty to cure the default of the covenants on the note payable in the amount of $835,000. In addition, SGD replaced the $1,250,000 note payable to a related party with a new note in the same amount which is convertible into common stock of the Company at $.05 per share with anti-dilution rights. The guarantor of the $835,000 loan, who is the brother of a Director of the Company, received 500,000 shares of the common stock of the Company as a fee. The shares have anti-dilution rights and the transaction was valued at $.05 per share, the closing price of the common stock on January 29, 2003. The $25,000 will be amortized over the remaining term of the loan.

         In addition, 1,100,000 shares of the common stock of the Company were issued as a fee to replace the $1,250,000 loan which was due October 15, 2002 with a new loan due August 1, 2003. The shares have anti-dilutive rights and the related $55,000 valuation (based upon the $.05 closing price of the common stock on January 29, 2003) will be amortized over the remaining term of the loan. The loan is also convertible into common stock of the Company at $.05 per share with anti-dilutive rights.

B.       RESULTS OF OPERATIONS
         THREE MONTHS ENDED JANUARY 31, 2003 AND JANUARY 31, 2002

         SALES AND COST OF SALES - The Company's sales may be summarized as follows for the three-month periods ended January 31, 2003 and 2002:

                                   2002           2001

          Gold .............   $ 4,648,559   $ 4,203,390
          Silver:
            Wholesale ......       321,035       676,674
            Retail .........       239,355       330,202
                               -----------   -----------
                                   560,390     1,006,876
          Tandori ..........       787,480       394,253
                               -----------   -----------
                                 5,996,429     5,604,519
          Intersegment sales          --         (46,500)
                               -----------   -----------
                               $ 5,996,429   $ 5,558,019
                               ===========   ===========



         Gold sales increased $445,169 (10.6%) during the three months ended January 31, 2003 as compared to the year earlier period. The majority of the increase during this period would be attributed to higher gold prices. The Second London Gold Fix was $367.50 per ounce on January 31, 2003 as compared to $316.55 per ounce on October 31, 2002.

         Silver sales decreased $446,486 (44.3%) during the three months ended January 31, 2003 as compared to the year earlier period. Wholesale sales declined $355,639 (52.6%) and retail sales declined $90,847 (27.5%) during the period. All upper management was terminated during December 2002 and the Company is currently evaluating closing down certain elements of the business.

         Tandori sales increased $393,227 (99.7%) during the three months ended January 31, 2003 as compared to the year earlier period. Sales during the current year period include $552,130 at the Raleigh, North Carolina location and $235,350 from the location in Spring, Texas. Raleigh's sales were down approximately 35% from the quarter ended October 31, 2002, due in large part to several winter storms which caused a loss of approximately 20% in available work days. The remainder of the decline would be primarily a result of the holidays. The Spring location added a new builder during the middle of February 2003 and expects to have substantially higher sales during the next quarter.

         SIX MONTHS ENDED JANUARY 31, 2003 AND JANUARY 31, 2002

         The Company's sales may be summarized as follows for the six-month periods ended January 31, 2003 and 2002:

                                   2002            2001

          Gold .............   $ 8,643,515   $ 7,090,606
          Silver:
            Wholesale ......       686,135     1,053,486
            Retail .........       433,075       511,497
                               -----------   -----------
                                 1,119,210     1,564,983
          Tandori ..........     1,886,622       624,788
                               -----------   -----------
                                11,649,347     9,280,377
          Intersegment sales          --         (46,500)
                               -----------   -----------
                               $11,649,347   $ 9,233,877
                               ===========   ===========




         Gold sales have increased $1,552,909 (22%) from the year earlier period. The increase is attributed to the new catalog which was distributed during the late spring and the higher gold prices. The Second London Gold Fix was $367.50 on January 31, 2003 as compared to $304.65 on July 31, 2002.

         Silver sales decreased $445,773 (28.5%) during the six months ended January 31, 2003 as compared to the same year earlier period. This amount included $367,351 from wholesale sales and $78,422 from retail sales. The continuing decline in sales contributed to the Company's decision to terminate all upper management in December 2002. The Company is evaluating closing down the unprofitable elements of the business.

         Tandori sales increased $1,261,834 (202%) from the year earlier period. The prior year period included only one location for five months, whereas the current year period includes two locations for the full six-month period. Sales from the Raleigh, North Carolina location accounted for 74.5% of the total while the new location in Spring, Texas, which became fully operational during January 2002, accounted for the remainder. As mentioned above, the weather resulted in the Raleigh location missing about 20% of their work days during the latest quarter, which resulted in sales being lower that might have been otherwise expected.

         COST OF GOODS SOLD

         During the six months ended January 31, 2003, gold had a gross profit of 25.3%; Silver had a gross profit of 55.8%; and Tandori had a gross profit of 24.1% for a combined gross profit of 28.0%. This compares to gross profit of: Gold - 28.8%; Silver - 51.4%; Tandori - 28.0%; and combined - 32.7% for the prior year period. Gold's gross profit has declined primarily due to the increase in gold price. Gold has a fixed amount of profit for each ounce of gold sold; accordingly, with the gold value increasing the gross profit percentage is a smaller percentage of sales. The decline in Tandori's gross profit percentage is in part due to the addition of high voltage electrical services to their Spring, Texas location. The high voltage electrical division has only nominal costs which are not included in cost of sales and accordingly has a lower gross profit margin.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         THREE MONTHS ENDED JANUARY 31, 2003 AND JANUARY 31, 2002


         The following table summarizes the Company's selling, general and administrative expenses ("SGA") for the three-month periods ended January 31, 2003 and 2002:

                                    2003          2002

          Gold ..............   $  698,986   $  613,243
          Silver ............      407,937      491,500
          Tandori ...........      344,236      224,647
          Corporate and other      134,079      157,337
                                ----------   ----------
            Total ...........   $1,585,238   $1,486,727
                                ==========   ==========

         Combined SGA for the quarter ended January 31, 2003 increased $98,511 (6.6%). Gold's SGA increased 14%, Silver's SGA decreased 17%, Tandori's SGA increased 53.2% and corporate SGA decreased 14.8%. The overall increase is consistent with the net sales increase of 7.9%. The Tandori increase is higher primarily due to having only one operating location during most of the prior year period while operating two locations in the current period.

         Six months ended January 31, 2003 and January 31, 2002

         The following table summarizes the Company's selling, general and administrative expenses for the six-month periods ended January 31, 2003 and 2002:

                                    2003         2002

          Gold ..............   $1,316,692   $1,113,635
          Silver ............      784,598      959,958
          Tandori ...........      741,046      325,062
          Corporate and other      188,607      205,978
                                ----------   ----------
            Total ...........   $3,030,943   $2,604,633
                                ==========   ==========


         Gold's SGA increased $203,057 (18.2%) from the prior year period. The major cost increases included salaries of $25,498; catalog costs of $59,059; freight of $41,139; and commissions of $30,021. Advertising costs declined $32,995. The increase in SGA is consistent with the sales increase.

         Silver's SGA decreased $83,563 from the prior year period. The major components of the decline were: payroll decrease of $116,394; commission decrease of $39,232; rent increase of $31,544; and an increase in legal and professional costs of $15,273.

         Tandori's SGA increased $415,984 from the prior year period. The major reason for the increase is operating one location during the prior year period for only five months as compared to operating two locations for six months during the current period.

         Corporate SGA remained approximately the same as in the prior year and consists primarily of insurance, accounting and audit costs and legal and professional costs.

         INTEREST EXPENSE AND GOLD CONSIGNMENT FEE - Interest expense increased $39,599 and $66,265 during the three and six month periods ended January 31, 2003, respectively, as compared to the prior year periods.

         Related party interest expense decreased $21,087 and $38,373, respectively, during the same periods. At January 31, 2003 there was $1,803,407 in related party notes payable outstanding and $2,024,187 in other notes payable outstanding. At January 31, 2002 there was $2,268,153 in related party notes payable outstanding and $249,556 in other notes payable outstanding. The reduction in related party notes payable accounts for the decrease in related party interest expense. The increase in other notes payable resulted in an increase in other interest expense.

         The gold consignment fee increased $21,542 and $27,898 during the three and six month periods ended January 31, 2003, respectively, as compared to the prior year periods. The increase is due to having higher balances on the gold consignment facility as a result of increases in the gold price and increases in the number of ounces of gold on consignment. At January 31, 2003 HMS had 11,907 ounces of gold on consignment with a related consignment obligation of 4,375,823 ($367.50 per ounce). At January 31, 2002 HMS had 8,487 ounces of gold on consignment with a related consignment obligation of $2,395,880 ($282.30 per ounce). Accordingly, the increase is a result of the 40% increase in gold on consignment coupled with the 30% increase in the price of gold.

         INTEREST AND OTHER INCOME - Interest and other income of the Company decreased during the three and six month periods ended January 31, 2003 from the same year earlier periods. The decrease is attributed to the higher average interest-bearing cash balances during the prior year period.

         UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES - The Company recognized an unrealized loss in the amount of $1,093 and $5,464 during the three and six month periods ended January 31, 2003, respectively, from its investment in marketable equity securities that have been classified as trading securities. During the three month period ended January 31, 2002 the Company recognized a gain of $140,587 and during the six month period ended January 31, 2002 the Company recognized a loss of $225,913.

         LOSS ON SALE OF ASSETS - Effective October 28, 2002, the former President of Con-Tex entered into a transaction with his sister-in-law whereby he sold the assets of one of the retail locations for cash proceeds of $30,645. The Company recorded a loss on the transaction of $51,015.

         INCOME TAXES - The Company recorded income tax benefit in the amounts of $10,600 and $12,300 during the three and six month periods ended January 31, 2003, respectively. The Company recorded a provision for income taxes in the amount of $145,400 and $22,100 during the three and six month periods ended January 31, 2002, respectively.


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

ITEM 2.  CHANGES IN SECURITIES

         During the three months ended January 31, 2003, the Company issued 2,600,000 shares of its $.0001 par value common stock in exchange for a loan revision, obtaining a personal guaranty for a Company obligation and for release of a rescission claim. The issues were all valued at $.05 per share, the closing stock price on the date of the agreement. The small business issuer claimed exemption from registration based upon Section 4(2) of the Securities and Exchange Act of 1933.

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

                                                     SGD HOLDINGS, LTD.



Date:    March 24, 2003      By:      /s/ Terry Washburn
                                      -----------------------------------
                                      Terry Washburn, President, Acting CEO
                                      and Principal Accounting Officer

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



March 24, 2003                              /s/ Terry Washburn
                                            --------------------------
                                            Terry Washburn
                                            President and Acting CEO

         Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

         Pursuant to and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned hereby certifies in the capacity and on the date indicated below that:

                  1. The Quarterly Report of SGD Holdings, Ltd. (the "Registrant") on Form 10-QSB for the period ended January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                  Date:    March 24, 2003      By:      /s/Terry Washburn
                                                        -----------------
                                                        Terry Washburn
                                                        President and Acting CEO