Form 10QSB
period 2003-03-31
SGD HOLDINGS LTD
filed 2003-06-26
CIK 1106836

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                        For Quarter Ended: April 30, 2003


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of April 30, 2003 was 36,266,077.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

SGD HOLDINGS, LTD. AND SUBSIDIARIES

Form 10-QSB Index

                                                                                                         Page No.

Part I.                  Unaudited Financial Information

             Item 1.     Condensed Consolidated Balance Sheet -
                         April 30, 2003                                                                     3

                         Condensed Consolidated Statements of Operations -
                         Three Months Ended April 30, 2003 and 2002                                         4

                         Condensed Consolidated Statements of Operations -
                         Nine Months Ended April 30, 2003 and 2002                                          5

                         Condensed Consolidated Statements of Cash Flows -
                         Nine Months Ended April 30, 2003 and 2002                                          6

                         Notes to Condensed Consolidated Financial Statements -
                         Nine Months Ended April 30, 2003 and 2002                                         7-18

             Item 2.     Managements Discussion and Analysis of Financial
                         Condition and Results of Operations                                              19-26

             Item 3.     Controls and Procedures                                                            26

Part II.                 Other Information                                                                27-31


SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
April 30, 2003
(Unaudited)

ASSETS:
Current assets:
 Cash and cash equivalents ....................................   $    776,593
 Trade accounts receivable ....................................      1,890,187
 Marketable equity securities .................................          4,628
 Inventory ....................................................      3,547,691
 Due from related parties .....................................        175,985
 Deferred income taxes ........................................        297,000
 Prepaid expenses and other assets ............................        491,107
                                                                  ------------
  Total current assets ........................................      7,183,191
Property and equipment, net ...................................        576,740
Goodwill and other intangibles ................................      4,130,021
Marketable equity securities ..................................         49,700
Other assets ..................................................        109,292
                                                                  ------------
                                                                  $ 12,048,944
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Current installments of long-term debt and notes payable .....   $  1,343,558
 Notes payable - related parties ..............................      1,355,000
 Accounts payable .............................................      1,241,900
 Accrued expenses .............................................        123,917
 Due to related parties .......................................         38,637
                                                                  ------------
  Total current liabilities ...................................      4,103,012
Long-term debt less current installments ......................        124,301
Non-current note payable - related party  .....................        473,407

Commitments and contingencies

Stockholders' equity:
 Common stock, $.0001 par value; 200,000,000 shares authorized;
   36,266,077 shares issued and outstanding ...................          3,627
 Additional paid-in capital ...................................      9,810,868
 Accumulated deficit ..........................................     (2,215,621)
 Accumulated other comprehensive loss .........................       (250,650)
                                                                  ------------
   Total stockholders' equity .................................      7,348,224
                                                                  ------------
     Total liabilities and stockholders' equity ...............   $ 12,048,944
                                                                  ============

See accompanying notes to condensed consolidated financial statements.

SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three Months Ended April 30, 2003 and 2002
(Unaudited)


                                                            2003              2002

Sales and revenues ...................................   $ 3,342,330    $ 3,424,456
Cost of sales ........................................     2,707,576      2,330,820
                                                         -----------    -----------
  Gross profit .......................................       634,754      1,093,636
Selling, general and administrative expense ..........     1,467,460      1,247,887
                                                         -----------    -----------
  Earnings (loss) from operations ....................      (832,706)      (154,251)

Other income (expense):
  Unrealized gain (loss) on marketable securities ....        (1,943)       (23,104)
  Interest expense ...................................       (50,690)        (1,921)
  Interest expense - related parties .................       (66,600)       (55,311)
  Gold consignment fee ...............................       (52,930)       (26,812)
  Interest and other income...........................         7,550           (930)
                                                         -----------    -----------
    Total other income (expense) .....................      (164,613)      (108,078)
                                                         -----------    -----------
Net earnings (loss) before income taxes ..............      (997,319)      (262,329)
Income tax expense (benefit) .........................       (54,800)       (88,300)
                                                         -----------    -----------
Net earnings (loss) ..................................   $  (942,519)   $  (174,029)
                                                         ===========    ===========


Net earnings (loss) per share, basic and fully diluted   $     (0.03)   $     (0.01)
                                                         ===========    ===========

Weighted average shares outstanding (thousands) ......      32,912.1       27,691.1
                                                         ===========    ===========

See accompanying notes to condensed consolidated financial statements.

SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Nine Months Ended April 30, 2003 and 2002
(Unaudited)

                                                              2003           2002

Sales and revenues ...................................   $ 14,991,677    $ 12,658,333
Cost of sales ........................................     11,092,716       8,548,862
                                                         ------------    ------------
  Gross profit .......................................      3,898,961       4,109,471
Selling, general and administrative expense ..........      4,498,402       3,852,521
                                                         ------------    ------------
  Earnings (loss) from operations ....................       (599,441)        256,950

Other income (expense):
  Unrealized gain (loss) on marketable securities              (7,407)       (249,017)
  Loss on sale of assets .............................        (51,015)           --
  Interest expense ...................................       (133,373)        (18,339)
  Interest expense - related parties .................       (118,600)       (145,684)
  Gold consignment fee ...............................       (143,825)        (89,809)
  Interest and other income ..........................         10,952          40,146
                                                         ------------    ------------
    Total other income (expense) .....................       (443,268)       (462,703)
                                                         ------------    ------------
Net earnings (loss) before income taxes ..............     (1,042,709)       (205,753)
Income tax expense (benefit) .........................        (67,100)        (66,200)
                                                         ------------    ------------
Net earnings (loss) ..................................   $   (975,609)   $   (139,553)
                                                         ============    ============

Net earnings (loss) per share, basic and fully diluted   $      (0.03)   $      (0.01)
                                                         ============    ============

Weighted average shares outstanding (thousands) ......       29,732.4        27,092.5
                                                         ============    ============

See accompanying notes to condensed consolidated financial statements.

SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Nine Months Ended April 30, 2003 and 2002
(Unaudited)

                                                                    2003            2002
Cash flows used in operating activities:
Net earnings (loss) .........................................   $  (975,609)   $  (139,553)
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization .............................       138,788        101,463
  Deferred income taxes .....................................       (67,100)       (66,200)
  Unrealized (gain) loss on marketable securities ...........         7,407        249,017
  Inventory write-down ......................................       250,000           --
  Proceeds from sale of marketable equity securities.........          --          175,000
  Common stock issued for services ..........................        50,000         75,000
  Deferred revenue realized.................................           --          (31,295)
  Changes in assets and liabilities:
    Accounts receivable .....................................      (255,807)      (716,800)
    Inventory ...............................................      (253,408)      (330,620)
    Other assets ............................................       130,618        (64,952)
    Accounts payable and accrued expenses ...................       (16,691)       543,384
                                                                -----------    -----------
      Net cash used in operating activities .................      (991,802)      (205,556)
                                                                -----------    -----------

Cash flows used in investing activities:
  Capital expenditures ......................................       (82,531)      (211,392)
  Acquisition of Tandori, Inc., net of cash acquired                   --         (449,650)
                                                                -----------    -----------
      Net cash used in investing activities .................       (82,531)      (661,042)
                                                                -----------    -----------

Cash flows provided by financing activities:

  Proceeds from sale of common stock ........................       200,000           --
  Collection of notes receivable                                       --          500,000
  Loan proceeds .............................................       315,545        835,000
  Repayment of long-term debt and notes payable .............       (32,764)       (33,543)
  Loan proceeds - related party .............................        55,000        444,455
  Repayment of related party notes                                     --       (1,305,153)
  Increase (decrease) in amount due related parties .........        (1,797)        15,270
                                                                -----------    -----------
      Net cash provided by financing activities .............       535,984        456,029
                                                                -----------    -----------
Net decrease in cash and cash equivalents ...................      (538,349)      (410,569)
Cash and cash equivalents, beginning of period ..............     1,314,942      2,399,898
                                                                -----------    -----------
Cash and cash equivalents, end of period ....................   $   776,593    $ 1,989,329
                                                                ===========    ===========

See accompanying notes to condensed consolidated financial statements.

SGD HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Nine Months Ended April 30, 2003 and 2002


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

              Silver is a company involved in both the wholesale and retail jewelry business, principally silver, with retail locations in Texas. The wholesale operation of Silver consists of both sales directly from its warehouse in Spring, Texas and a satellite location in Dallas, Texas. Silver ceased its jewelry show operations in February 2003. Silver's corporate headquarters is in Grapevine, Texas.

              Tandori installs and sells equipment under the LifeStyle Technologies(TM) name in both commercial and residential buildings for security, audio, video, lighting, and other current technology applications. Effective April 24, 2002, with the addition of A Electric, Tandori also operates as an electrical contractor. Tandori has locations in Raleigh, NC, Spring, TX and just opened a third location in Wilmington, NC.

              Jewelry is currently inactive.



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

         (E) STOCK OPTIONS AND WARRANTS

              The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.

              As of April 30, 2003, the Company had options outstanding to its three current directors and one former director, which vested on May 31, 2001, for 100,000 shares each. No options have been granted since that date; accordingly, there is no pro forma disclosure for the current period.

              SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.



     (F)  RECENT ACCOUNTING PRONOUNCEMENTS

              In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability be recognized on the date on which the company had committed to an exit plan. In fiscal 2003 the Company adopted this statement with no effect on our financial position or results of operations.

              In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions." The adoption of SFAS 147 will not have any impact on our financial position or results of operations.

              In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the provisions of this statement effective February 1, 2003 with no impact on our financial position or results of operations.

              Effective January 1, 2003, we adopted FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of this interpretation did not have a material effect on our financial position or results of operations. We have a guarantee under an operating lease amounting to $38,000 as of April 30, 2003, for the residual value of a vehicle at the end of its operating lease period. Based upon our expectation that the value of the leased asset at the end of the lease term will exceed the guaranteed amount, no accruals have been recognized for this guarantee.

              In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires a variable interest entity ("VIE") to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIE's created or acquired after January 31, 2003. For VIE's created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect adoption of this interpretation will have a material impact on its financial position or results of operations.

              In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The Company adopted this Statement on April 30, 2003 with no impact on its financial position or results of operations.

              In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of this Statement to have an impact on its financial position or results of operations.

2.       RELATED PARTY TRANSACTIONS

     Silver leased its corporate headquarters from James G. Gordon ("Gordon"), a Director of the Company, at the rate of $2,200 per month through April 30, 2003. Gordon locked Silver out of the building during April 2003 and forced Silver to file a voluntary petition under Chapter 11 of the Federal Bankruptcy Act. The rental paid amounted to $19,800 during each of the nine-month periods ended April 30, 2003 and 2002. Silver relocated from the facility owned by Gordon on April 30, 2003.

     Tandori sold product and services to Gordon in the amount of $12,310, of which $2,506 remains unpaid at April 30, 2003. The Company has other claims against Gordon which are discussed in Note 8.

     HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $72,675 during the nine-month periods ended April 30, 2003 and 2002. HMS Leasing Company, LLC is owned by the president of HMS.

     HMS had advances to its president and companies controlled by him at April 30, 2003 in the amount of $22,254.

     The Company has made net sales to Premier Concepts, Inc. ("Premier") of $85,554 during the nine months ended April 30, 2003 and has receivables from Premier of $151,225 at April 30, 2003. The Company owns 9.5% of the common stock of Premier at April 30, 2003, which is included in available-for-sale securities in Note 3. The Chief Executive Officer of Premier is a Director of the Company and on November 25, 2002 became President and Acting Chief Executive Officer of the Company.

     During the quarter ended April 30, 2003 Silver consigned $17,789 of inventory to Premier and Premier consigned $13,064 of inventory to Silver.

     Related party interest expense amounted to $66,600 and $55,311 for the three-month periods ended April 30, 2003 and 2002, respectively, and amounted to $118,600 and $145,684 for the nine-month periods ended April 30, 2003 and 2002, respectively. Accrued interest payable to related parties amounted to $38,637 at April 30, 2003. See Note 6 for details of notes payable aggregating $1,828,407 which are due to related parties.

     Effective October 28, 2002, James G. Gordon, the former President of Silver entered into a transaction with his sister-in-law whereby he sold the assets of one of the retail locations of Silver for cash proceeds of $30,645. The Company recorded a loss on the transaction of $51,015 and has filed suit to recover its loss. The action is currently stayed due to Silver filing a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code.

     Amounts due from related parties at April 30, 2003 may be summarized as follows:

          Premier Concepts, Inc. ........   $151,225
          Greg Gordon, Director .........      2,506
          Harry Schmidt, President of HMS     22,254
                                            --------
                                            $175,985

     Amounts due to related parties at April 30, 2003, excluding notes payable included in Note 6, of $38,637 is owed to G. David Gordon, the brother of Director James G. Gordon.

     The Company raised $200,000 in two private placement transactions through sale of a total of 4,000,000 shares of its common stock during the three months ended April 30, 2003 to existing shareholders of the Company.



3.       MARKETABLE EQUITY SECURITIES

     The following summarizes the Company's investments in securities at April 30, 2003:

     Trading securities:

          Cost .................   $ 93,581
          Unrealized gain (loss)    (88,953)
                                   --------
              Fair value .......   $  4,628
                                   ========



     Available-for-sale securities (Premier Concepts, Inc.):

          Cost .................   $ 429,550
          Unrealized gain (loss)    (379,850)
                                   ---------
              Fair value .......   $  49,700
                                   =========

     The Company recognized an unrealized loss from trading securities in the amount of $1,943 and $7,407 during the three and nine month periods ended April 30, 2003, respectively. The Company recognized an unrealized loss from trading securities in the amount of $23,104 and $249,017 during the three month and nine month periods ended April 30, 2002.

     Unrealized losses from available-for-sale securities included, as a component of equity, as of April 30, 2003 were as follows:



          Unrealized losses ...........................   $(379,850)
          Deferred income taxes .......................     129,200
                                                          ---------
          Accumulated other comprehensive income (loss)   $(250,650)
                                                          =========

4.       INVENTORIES AND GOLD CONSIGNMENT AGREEMENT


     Inventories at April 30, 2003 consist of:



               Gold jewelry ....................   $ 6,863,113
               Silver and other jewelry ........       911,436
               Electronic equipment and supplies       125,636
                                                   -----------
                                                     7,900,185
               Less consigned gold .............    (4,352,494)
                                                   -----------
                    Net inventories ............   $ 3,547,691
                                                   ===========



          HMS has a gold consignment agreement with a gold lender. Under the terms of the agreement, HMS is entitled to lease the lesser of an aggregate amount of 13,200 ounces, or an aggregate consigned gold value not to exceed $4,950,000 less any balance outstanding on its $1,500,000 line of credit. Title to such consigned gold remains with the gold lender until HMS purchases the gold. However, during the period of consignment, the entire risk of loss, damage or destruction of the gold is borne by HMS. The purchase price per ounce is based on the daily Second London Gold Fix. HMS pays the gold consignor a consignment fee based upon the dollar value of gold ounces outstanding, as defined in the agreement. At April 30, 2003, HMS had 12,925 ounces of gold on consignment with a market value of $4,352,494 ($336.75 per ounce).

          The consignment agreement contains certain restrictive covenants relating to maximum usage, net worth, working capital, and other financial ratios, and the agreement requires HMS to own a specific amount of gold at all times. The agreement also limits the amount which HMS can pay to SGD and its related companies. At April 30, 2003 HMS had transactions and balances with SGD and its sister companies as follows:

               Expenses paid on behalf of SGD ...................   $ 456,100
               Product and services sold to sister companies ....     113,079
               Loans and advances ...............................     114,046
                                                                    ---------
                                                                      683,225
               HMS share of consolidated income taxes, due to SGD    (461,900)
               Management fee due SGD ...........................    (232,500)
                                                                    ---------
                 HMS over (under) allowable amount ..............   $ (11,175)
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

          The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. At April 30, 2003, HMS did not have an advance on this line of credit. The $551,000 balance on the line of credit at January 31, 2003 was repaid during the current quarter.

          Payment for the consigned gold and the line of credit is secured by substantially all property of HMS including its cash, accounts receivable, inventory and equipment, the personal guaranty of G. David Gordon, the brother of a Director of the Company, and the corporate guaranty of SGD.

          HMS is currently negotiating with its gold lender to increase the size of the consignment facility and to modify certain terms and conditions of the current agreement.


5.       LONG-TERM DEBT AND NOTES PAYABLE

     Long-term debt and notes payable at April 30, 2003 consists of the following:

                        Note payable to bank with interest at 9% payable on demand or
                        January 1, 2003 if no demand is made; accrued interest payable monthly; collateralized by all assets of Silver and guaranteed
                        by a Director of SGD (PAST DUE) ..............................   $   144,000

                        Note payable to bank with interest at prime + 1%; currently
                        5.25%; due on September 25, 2003; guaranteed by G. David
                        Gordon, a shareholder and the brother of a Director of SGD ...       300,000


                        Notes payable to companies in monthly installments;
                        collateralized with transportation equipment .................        88,859

                        Note payable to company due July 30, 2003 with interest at
                        5.8% payable monthly; collateralized by stock of HMS;
                        guaranteed by G. David Gordon, the brother of a Director of
                        the Company                                                          835,000

                        Note payable to an individual with interest at New York prime;
                        payable $20,000 plus interest annually 100,000

               Current installments of long-term debt and notes payable ..............    (1,343,558)
                                                                                         -----------

               Long-term debt less current installments ..............................   $   124,301
                                                                                         ============

6.       NOTES PAYABLE DUE RELATED PARTIES

     Notes payable due related parties at April 30, 2003 consist of the following:

               Notes payable to the president of HMS Jewelry Company, Inc.;
               due August 1, 2003, with interest payable monthly at 8%;
               collateralized by the stock of HMS Jewelry Company, Inc.;
               convertible into common stock of the Company at $.05 per share
               with anti-dilution rights ....................................   $ 1,050,000

               Notes payable to G. David Gordon, a shareholder and the
               brother of a Director; due August 1, 2003, with interest
               payable monthly at 8%; collateralized by the stock of HMS
               Jewelry Company, Inc.; convertible into common stock of the
               Company at $.05 per share with anti-dilution rights ..........       200,000

               Notes payable to G. David Gordon, a shareholder and the
               brother of a Director of the Company; due on August 1, 2004
               with interest at 12%, unsecured ..............................       473,407

               Note payable to G. David Gordon, a shareholder and the brother of a Director of the Company; due on demand with interest at
               8%; unsecured; convertible into common stock of the Company at
               $.01 per share ...............................................        50,000

               Notes payable to G. David Gordon, a shareholder and the
               brother of a Director of the Company; due on demand with
               interest at 8%; unsecured; convertible into common stock of
               the Company at $.05 per share with anti-dilution rights ......        55,000

               Less current notes payable ...................................    (1,355,000)
                                                                                -----------

               Non-current note payable ....................................   $   473,407
                                                                                ===========

     During January 2003 SGD obtained the guaranty to cure the default of the covenants on the note payable in the amount of $835,000. G. David Gordon, the guarantor of the $835,000 loan, who is the brother of a Director of the Company, received 500,000 shares of the common stock of the Company as a guaranty fee. The shares have anti-dilution rights and the transaction was valued at $.05 per share, the closing price of the common stock on January 29, 2003. The $25,000 will be amortized over the remaining term of the loan.

     In addition, 1,100,000 shares of the common stock of the Company were issued as a fee to replace the $1,250,000 loan due to the President of HMS, which was due October 15, 2002 with two new loans in the amounts of $1,050,000 payable to the President of HMS and $200,000 payable to G. David Gordon, who advanced the funds to repay this portion of the original note, which are both due August 1, 2003. The shares have anti-dilutive rights and the related $55,000 valuation (based upon the $.05 closing price of the common stock on January 29, 2003) will be amortized over the remaining term of the two new loans. The two new loans are also convertible into common stock of the Company at $.05 per share with anti-dilutive rights.

     The Company issued 1,500,000 common shares, with anti-dilution rights, in March 2003 to G. David Gordon, the brother of a Director of the Company, in exchange for his personal guaranty of the HMS gold consignment obligation and the related working capital loan. The $75,000 fee, based upon the closing price of the common stock, will be amortized over the twelve month period of the guaranty.

7.       SEGMENT INFORMATION

     The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. For the nine-month period ended April 30, 2003, the Company operated in the following segments (amounts in thousands):

                                                              Corporate

                            Gold       Silver     LifeStyle  and other  Consolidated

     Revenues:

  External customers ..   $ 10,908    $  1,394    $  2,690    $   --      $ 14,992

  Intersegment ........       --          --          --          --

Earnings (loss)

  from operations .....        782        (651)       (434)       (296)       (599)

Unrealized (loss) on

  marketable securities       --          --          --            (7)         (7)

Other, net ............       (211)        (66)        (78)        (82)       (437)

Deferred income tax

  (expense) benefit ...       (196)         75         113          75          67
                          --------    --------    --------    --------    --------

Net earnings (loss) ...   $    375    $   (642)   $   (399)   $   (310)   $   (976)
                          ========    ========    ========    ========    ========

Assets ................   $  8,620    $  1,203    $  1,542    $    684    $ 12,049
                          ========    ========    ========    ========    ========



     For the nine-month period ended April 30, 2002, the Company operated in the following segments (amounts in thousands):

                                                            Corporate

                             Gold       Silver    LifeStyle  and other  Consolidated

     Revenues:

  External customers ..   $  9,377    $  2,111    $  1,170    $   --      $ 12,658

  Intersegment ........   $     22        --          --          --      $     22

Earnings (loss)

  from operations .....   $  1,004    $   (276)   $   (201)   $   (270)   $    257

Unrealized (loss) on

  marketable securities       --          --          --          (249)       (249)

Other, net ............       (159)        (17)         (8)        (30)       (214)

Deferred income tax

  (expense) benefit ...       (289)         98          71         186          66
                          --------    --------    --------    --------    --------

Net earnings (loss) ...   $    556    $   (195)   $   (138)   $   (363)   $   (140)
                          ========    ========    ========    ========    ========

Assets ................   $  8,387    $  2,624    $  1,360    $    793    $ 13,164
                          ========    ========    ========    ========    ========

     The Gold segment represents the wholesale operations of HMS. The Silver segment represents the wholesale and retail operations of Silver. The LifeStyle segment represents the operations of Tandori.

     Corporate assets consist primarily of marketable securities and prepaid expenses.


8.       LEGAL MATTERS


     At a meeting of the Board of Directors of SGD on November 25, 2002, Terry Washburn was appointed to replace James G. "Greg" Gordon ("Gordon") as President of SGD. Subsequently, the SGD Board of Directors removed the Silver Board of Directors and two of the SGD Directors were appointed to the Board of Directors of Silver. At a meeting of the Board of Directors of Silver, Gordon, his wife, Lisa Gordon and the General Manager of Sivler were terminated. Terry Washburn was appointed as the new President of Silver.

     On December 13, 2002 SGD filed a petition against Gordon in the 342nd District Court, Tarrant County, Texas alleging breach of fiduciary duty, conversion of corporate funds and misappropriation of corporate funds. SGD is alleging that Gordon, who was President of SGD from June 10, 1999 until November 25, 2002, wrongfully and without authority or approval, transferred approximately $2.7 million from two separate SGD bank accounts into an account or accounts held by Silver. Thereafter Gordon utilized a portion of SGD's funds for his and his family's personal use and enjoyment, his personal financial gain and for unauthorized transactions on Silver's behalf. SGD is seeking to recover its damages, which were in excess of $2.7 million, costs of court and pre-judgment interest as allowed by law. SGD dismissed its claim against Gordon as it determined the cost would exceed any benefit and the funds it saved could be used to pay creditors of the Company.

     On January 3, 2003 James G. Gordon and Lisa K. Gordon ("Plaintiffs") filed a petition in the District Court of Montgomery County, Texas, Cause No. 03-01-00006-CV against SGD Holdings, Ltd., G. David Gordon and David Covey.
     G. David Gordon is the brother of James G. Gordon and David Covey is president of Tandori, Inc., a wholly owned subsidiary of SGD. Plaintiffs, in their claim asserted against SGD, are seeking to declare the one for six stock split, which occurred in September 1999, void. If declared void, they claim they would presently own 75,000,000 shares of SGD instead of 11,250,000 shares of SGD as currently reported by the Company.

     In March 2003 Con-Tex Silver Imports, Inc. filed a petition in the District Court of Galveston County, Texas, Cause No. 03CV0316 against Debbie King, the sister-in-law of James G. Gordon. Effective October 28, 2002, James G. Gordon, the former President of Silver entered into a transaction with his sister-in-law whereby he sold the assets of one of the retail locations of Silver for cash proceeds of $30,645. The Company recorded a loss on the transaction of $51,015. In its claim, Silver alleged conspiracy, unjust enrichment and that the sale of the retail location is void because of unconscionability. Additionally, Silver requested a return of profits received by Defendant. This action is currently stayed due to Silver filing a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code on April 23, 2003.

     On April 23, 2003, SGD's wholly owned subsidiary, Con-Tex Silver Imports, Inc. filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division, Case No. 03-43783-DML-11. The reorganization filing was necessitated as a result of James G. Gordon, a Director and former President of SGD, locking Silver employees out of the office and warehouse premises which he owned and leased to Silver, which prevented Silver from operating.

     On May 2, 2003 Lakewood Development Corporation ("Lakewood") filed a petition in the District Court of Tarrant County, Texas, Cause No. 96 198685 03 against SGD Holdings, Ltd. and James G. Gordon, former President of SGD. Lakewood, in its claim asserted against SGD and Gordon, alleged fraud in stock transactions under Section 27.01 of the Texas Business and Commerce Code, violations of the anti-fraud provisions of the Texas Securities Act and common law fraud. In addition, Lakewood is alleging breach of fiduciary duty against Gordon. Lakewood is seeking restitution of the $7,817,500 which it invested based upon representations made by Gordon, together with damages, expenses and interest. Presently, Company counsel has not had adequate time to assess the merits of Lakewood's claims and therefore is unable to determine a possible outcome.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased from $3,630,930 at July 31, 2002 to $3,080,179 at April 30, 2003. The decrease in working capital of $550,751 consists of a decrease in current assets of $209,049 plus an increase in current liabilities of $341,702. The major items of the decrease in current assets consisted of an increase in accounts receivable of $255,807 and a decrease in cash of $538,349. The major increase in current liabilities was from a net increase in current installments of long-term debt and notes payable of $317,716. The decline in working capital is primarily due to the losses incurred during the current quarter.

     The Company is currently budgeting $20,000 for capital expenditures for the remainder of fiscal 2003 for miscellaneous computer and other equipment. The Company plans to use cash for the acquisitions.

     The Company raised $200,000 in two private placement transactions through sale of a total of 4,000,000 shares of its common stock during the three months ended April 30, 2003 to existing shareholders of the Company.

     Silver is past due on one note payable to a bank in the amount of $144,000, which they had planned to attempt to extend. As a result of actions taken by James G. Gordon in locking Silver out of its warehouse facility, Silver was forced to file a voluntary petition for reorganization under Chapter 11 in U.S. Bankruptcy Court.

     During January 2003 SGD obtained the guaranty to cure the default of the covenants on the note payable in the amount of $835,000. G. David Gordon, the guarantor of the $835,000 loan, who is the brother of a Director of the Company, received 500,000 shares of the common stock of the Company as a guaranty fee. The shares have anti-dilution rights and the transaction was valued at $.05 per share, the closing price of the common stock on January 29, 2003. The $25,000 will be amortized over the remaining term of the loan.

     In addition, 1,100,000 shares of the common stock of the Company were issued as a fee to replace the $1,250,000 loan due to the President of HMS, which was due October 15, 2002 with two new loans in the amounts of $1,050,000 payable to the President of HMS and $200,000 payable to G. David Gordon, who advanced the funds to repay this portion of the original note, which are both due August 1, 2003. The shares have anti-dilutive rights and the related $55,000 valuation (based upon the $.05 closing price of the common stock on January 29, 2003) will be amortized over the remaining term of the two new loans. The two new loans are also convertible into common stock of the Company at $.05 per share with anti-dilutive rights.

     The Company issued 1,500,000 common shares, with anti-dilution rights, in March 2003 to G. David Gordon, the brother of a Director of the Company, in exchange for his personal guaranty of the HMS gold consignment obligation and the related working capital loan. The $75,000 fee, based upon the closing price of the common stock, will be amortized over the twelve month period of the guaranty.



RESULTS OF OPERATIONS


                             SALES AND COST OF SALES



     THREE months ended APRIL 30, 2003 aND APRIL 30, 2002

     The Company's sales may be summarized as follows for the three-month periods ended April 30, 2003 and 2002:

                          2003           2002

          Gold ......   $2,264,293   $2,333,266

          Silver:
            Wholesale      119,449      350,772
            Retail ..      155,716      195,126
                        ----------   ----------
                           275,165      545,898
          Tandori ...      802,872      545,292
                        ----------   ----------
                        $3,342,330   $ ,424,456
                        ==========   ==========



     Total sales have decreased $82,126 (2.4%) during the three month period ended April 30, 2003, as compared to the same prior year period.



     Gold sales decreased $68,973 (3.0%) during the three months ended April 30, 2003 as compared to the year earlier period. The Second London Gold Fix was $336.75 per ounce on April 30, 2003 as compared to $367.50 per ounce on January 31, 2003, the beginning of the current year quarter. The Second London Gold Fix was $308.20 per ounce on April 30, 2002 as compared to $282.30 per ounce on January 31, 2002. Sales volumes were down substantially during the current quarter, more than countering the approximate 19% average increase in gold price. The decline in volume sold is attributed to lower consumer spending due to the war in Iraq and the general state of the economy.

     Silver sales decreased $270,733 (49.6%) during the three months ended April 30, 2003 as compared to the year earlier period. Wholesale sales declined $231,323 (65.9%) and retail sales declined $39,410 (20.2%) during the period. All upper management of Silver was terminated during December 2002. The Company ceased its show operations during the current quarter and has reduced its emphasis on its unprofitable wholesale operations. During April 2003, James G. Gordon, a Director of the Company and the owner of the building which Silver had been using for its principal corporate office and the center of its wholesale operations locked Silver's employees out of the premises. As a result of Gordon's actions, Silver filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code, and relocated its operations by April 30, 2003. Silver lost substantial business as a result of the actions of Gordon and will evaluate their claims against him.



     Tandori sales increased $257,580 (47.2%) during the three months ended April 30, 2003 as compared to the year earlier period. Sales include $560,881 and $505,636 at the Raleigh, North Carolina location and $241,991 and $39,656 from the location in Spring, Texas during the three month periods ended April 30, 2003 and 2002, respectively. The Spring location added a new builder during the middle of February 2003 and expects to have substantially higher sales during the next quarter.



     NINE months ended APRIL 30, 2003 and APRIL 30, 2002

     The Company's sales may be summarized as follows for the nine-month periods ended April 30, 2003 and 2002:

                                    2003           2002
          Gold .............   $ 10,907,808   $  9,399,072
          Silver:
            Wholesale ......        810,661      1,404,258
            Retail .........        583,715        706,623
                               ------------   ------------
                                  1,394,376      2,110,881
          Tandori ..........      2,689,493      1,170,080
                               ------------   ------------
                                 14,991,677     12,680,033
          Intersegment sales           --          (21,700)
                               ------------   ------------
                               $ 14,991,677   $ 12,658,333
                               ============   ============



     Total sales have increased $2,333,344 (18.4%) during the nine-month period ended April 30, 2003, as compared to the same prior year period.

     Gold sales have increased $1,508,736 (16%) from the year earlier period. The increase is attributed to the new catalog which was distributed during the late spring and the higher gold prices. The Second London Gold Fix was $336.75 on April 30, 2003, $367.50 on January 31, 2003, $316.55 on October
     31, 2002 and $304.65 on July 31, 2002, an increase of 10.5% over the period.



     Silver sales decreased $716,505 (34%) during the nine months ended April 30, 2003 as compared to the same year earlier period. This amount included $593,597 from wholesale sales and $122,908 from retail sales. The continuing decline in sales contributed to the Company's decision to terminate all upper management in December 2002. The Company closed its jewelry show operations, has reduces its emphasis on wholesale operations and is attempting to obtain new merchandise for its retail stores. The additional costs associated with operating in bankruptcy will impact Silver's ability to obtain sufficient new merchandise to improve sales.



     Tandori sales increased $1,519,413 (130%) from the year earlier period. The prior year period included only one location for eight months and one location for its first three months, whereas the current year period includes both locations for the full nine-month period. Sales from the Raleigh, North Carolina location accounted for 73% of the total while the new location in Spring, Texas, which became fully operational during January 2002, accounted for the remainder. The weather resulted in the Raleigh location missing about 20% of their work days during the second quarter of the current year, which resulted in sales being lower that might have been otherwise expected.



     COST OF GOODS SOLD

     During the nine months ended April 30, 2003, gold had a gross profit of 24.7%; Silver had a gross profit of 38.8%; and Tandori had a gross profit of 24.6% for a combined gross profit of 26.0%. This compares to gross profit of: Gold - 28.2%; Silver - 52.4%; Tandori - 30.8%; and combined - 32.5% for the prior year period. Gold's gross profit has declined primarily due to the increase in gold price. Gold has a fixed amount of profit for each ounce of gold sold; accordingly, with the gold value increasing the gross profit percentage is a smaller percentage of sales. Silver's gross profit would have been 56.7% except for an inventory reserve which was recorded during the last quarter in the amount of $250,000. The higher gross profit would be expected since retail sales are a higher percentage of total sales, 41.9% in fiscal 2003 as compared to 33.5% in fiscal 2002. The additional reserve was recorded to provide for additional expected obsolescence of the inventory and to provide for potential missing inventory when Con-Tex employees were locked out of the facility owned by James G. Gordon. The decline in Tandori's gross profit percentage is in part due to the addition of high voltage electrical services to their Spring, Texas location. The high voltage electrical division has only nominal costs which are not included in cost of sales and accordingly has a lower gross profit margin.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     THREE months ended APRIL 30, 2003 and aPRIL 30, 2002

      The following table summarizes the Company's selling, general and administrative expenses ("SGA") for the three-month periods ended April 30, 2003 and 2002:



                                    2003         2002


          Gold ..............   $  597,998   $  526,292
          Silver ............      407,382      421,061
          Tandori ...........      354,642      235,946
          Corporate and other      107,438       64,588
                                ----------   ----------
            Total ...........   $1,467,460   $1,247,887
                                ==========   ==========



     Combined SGA for the quarter ended April 30, 2003 increased $219,573 (17.6%). Gold's SGA increased 13.6%, Silver's SGA decreased 3.2%, Tandori's SGA increased 50.3% and corporate SGA increased 66.3%. Gold's SGA increase is consistent with the year-to-date sales increase of 16%. Silver's SGA decrease would have been approximately 14% below last year except for $50,941 in legal and professional costs associated with lawsuits initiated by James G. Gordon and the bankruptcy filing on April 23, 2003. The Tandori increase is higher primarily due to having only one operating location during most of the prior year period while operating two locations in the current period. SGD's increase is also associated primarily with legal fees in the James G. Gordon matters.



     NINE months ended APRIL 30, 2003 and APRIL 30, 2002

     The following table summarizes the Company's selling, general and administrative expenses for the nine-month periods ended April 30, 2003 and 2002:



                                   2003          2002


          Gold ..............   $1,914,691   $1,639,927
          Silver ............    1,191,981    1,381,019
          Tandori ...........    1,095,687      561,008
          Corporate and other      296,043      270,567
                                ----------   ----------
            Total ...........   $4,498,402   $3,852,521
                                ==========   ==========



     Gold's SGA increased $274,764 (17%) from the prior year period. The major cost increases included salaries of $54,582; catalog costs of $86,767; freight of $46,769; and commissions of $29,407. Advertising costs declined $13,266. The increase in SGA is consistent with the sales increase.

     Silver's SGA decreased $189,038 from the prior year period. The major components of the decline were: payroll decrease of $158,242; commission decrease of $57,562; rent increase of $24,446; and an increase in legal and professional costs of $66,234.

     Tandori's SGA increased $534,679 from the prior year period. The major reason for the increase is operating one location during the prior year period for only eight months and one location for three months as compared to operating two locations for nine months during the current period.

     Corporate SGA remained approximately the same as in the prior year and consists primarily of insurance, accounting and audit costs and legal and professional costs. The increase is associated with legal fees relating to the James G. Gordon matters.



     INTEREST EXPENSE AND GOLD CONSIGNMENT FEE - Interest expense increased $48,769 and $115,034 during the three and nine month periods ended April 30, 2003, respectively, as compared to the prior year periods. Related party interest expense increased $11,289 and decreased $27,084, respectively, during the same periods. At April 30, 2003 there was $1,828,407 in related party notes payable outstanding and $1,467,859 in other notes payable outstanding. At April 30, 2002 there was $1,744,455 in related party notes payable outstanding and $1,167,907 in other notes payable outstanding. The increase in other notes payable resulted in an increase in other interest expense. Amortization of loan fees for extension of related party notes has caused the current quarter related party interest to exceed the prior year amount. The renewals were done in January 2003; accordingly, the increase only impacted the current quarter.

     The gold consignment fee increased $26,118 and $54,016 during the three and nine month periods ended April 30, 2003, respectively, as compared to the prior year periods. The increase is due to having higher balances on the gold consignment facility as a result of increases in the gold price and increases in the number of ounces of gold on consignment. At April 30, 2003 HMS had 12,925 ounces of gold on consignment with a related consignment obligation of 4,352,494 ($336.75 per ounce). At April 30, 2002 HMS had 9,632 ounces of gold on consignment with a related consignment obligation of $2,968,582 ($308.20 per ounce). Accordingly, the increase is a result of the 34% increase in the quantity of gold on consignment coupled with the 9% increase in the price of gold.

     INTEREST AND OTHER INCOME - Interest and other income of the Company decreased during the nine month period ended April 30, 2003 from the same year earlier period. The decrease is attributed to the higher average interest-bearing cash balances during the prior year period.

     UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES - The Company recognized an unrealized loss in the amount of $1,943 and $7,407 during the three and nine month periods ended April 30, 2003, respectively, from its investment in marketable equity securities that have been classified as trading securities. During the three and nine month periods ended April 30, 2002 the Company recognized a loss of $23,104 and $249,017, respectively.

     LOSS ON SALE OF ASSETS - Effective October 28, 2002, James G. Gordon, the former President of Con-Tex, entered into a transaction with his sister-in-law whereby he sold the assets of one of the retail locations for cash proceeds of $30,645. The Company recorded a loss on the transaction of $51,015 and has filed suit to recover their loss. The action is currently stayed due to Con-Tex filing a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code.

     INCOME TAXES - The Company recorded income tax benefits in the amounts of $54,800 and $67,100 during the three and nine month periods ended April 30, 2003, respectively. The Company recorded income tax benefits in the amounts of $88,300 and $66,200 during the three and nine month periods ended April 30, 2002, respectively. The Company has recorded a reserve against the expected benefit from their net operating losses due to uncertainty of realization.



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

                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

     On December 13, 2002 SGD filed a petition against James G. "Greg" Gordon ("Gordon") in the 342nd District Court, Tarrant County, Texas alleging breach of fiduciary duty, conversion of corporate funds and misappropriation of corporate funds. SGD is alleging that Gordon, who was President of SGD from June 10, 1999 until November 25, 2002, wrongfully and without authority or approval, transferred approximately $2.7 million from two separate SGD bank accounts into an account or accounts held by Silver. Thereafter Gordon utilized a portion of SGD's funds for his and his family's personal use and enjoyment, his personal financial gain and for unauthorized transactions on Silver's behalf. SGD is seeking to recover its damages, which were in excess of $2.7 million, costs of court and pre-judgment interest as allowed by law. SGD dismissed its claim against Gordon as it determined the cost would exceed any benefit and the funds it saved could be used to pay creditors of the Company.

     On January 3, 2003 James G. Gordon and Lisa K. Gordon ("Plaintiffs") filed a petition in the District Court of Montgomery County, Texas, Cause No. 03-01-00006-CV against SGD Holdings, Ltd., G. David Gordon and David Covey.
     G. David Gordon is the brother of James G. Gordon and David Covey is president of Tandori, Inc., a wholly owned subsidiary of SGD. Plaintiffs, in their claim asserted against SGD, are seeking to declare the one for six stock split, which occurred in September 1999, void. If declared void, they claim they would presently own 75,000,000 shares of SGD instead of 11,250,000 shares of SGD as currently reported by the Company.

     In March 2003 Con-Tex Silver Imports, Inc. filed a petition in the District Court of Galveston County, Texas, Cause No. 03CV0316 against Debbie King, the sister-in-law of James G. Gordon. Effective October 28, 2002, James G. Gordon, the former President of Silver entered into a transaction with his sister-in-law whereby he sold the assets of one of the retail locations of Silver for cash proceeds of $30,645. The Company recorded a loss on the transaction of $51,015. In its claim, Silver alleged conspiracy, unjust enrichment and that the sale of the retail location is void because of unconscionability. Additionally, Silver requested a return of profits received by Defendant. This action is currently stayed due to Silver filing a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code on April 23, 2003.

     On April 23, 2003, SGD's wholly owned subsidiary, Con-Tex Silver Imports, Inc. filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division, Case No. 03-43783-DML-11. The reorganization filing was necessitated as a result of James G. Gordon, a Director and former President of SGD, locking Silver employees out of the office and warehouse premises which he owned and leased to Silver, which prevented Silver from operating.

     On May 2, 2003 Lakewood Development Corporation ("Lakewood") filed a petition in the District Court of Tarrant County, Texas, Cause No. 96 198685 03 against SGD Holdings, Ltd. and James G. Gordon, former President of SGD. Lakewood, in its claim asserted against SGD and Gordon, alleged fraud in stock transactions under Section 27.01 of the Texas Business and Commerce Code, violations of the anti-fraud provisions of the Texas Securities Act and common law fraud. In addition, Lakewood is alleging breach of fiduciary duty against Gordon. Lakewood is seeking restitution of the $7,817,500 which it invested based upon representations made by Gordon, together with damages, expenses and interest. Presently, Company counsel has not had adequate time to assess the merits of Lakewood's claims and therefore is unable to determine a possible outcome.

ITEM 2.  CHANGES IN SECURITIES



     During the three months ended April 30, 2003, the Company issued 1,500,000 shares of its $.0001 par value common stock in exchange for obtaining a personal guaranty for a Company obligation. The issue was valued at $.05 per share, the closing stock price on the date of the agreement. The small business issuer claimed exemption from registration based upon Section 4(2) of the Securities and Exchange Act of 1933.



     During the three months ended April 30, 2003, the Company sold 4,000,000 shares of its $.0001 par value common stock for $200,000 in cash in private transactions. The small business issuer claimed exemption from registration based upon Section 4(2) of the Securities and Exchange Act of 1933.



ITEM 5.  OTHER INFORMATION


     (a) The Company does not currently employ a Chief Financial Officer.

     (b) Richard T. Clark joined the Board of Directors on June 24, 2003, filling a vacancy created in 2002 when William Dark resigned.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - 99.1  Certificate Pursuant to 18 U.S.C. Section 1350
(b)      Reports on Form 8-K

                  On May 8, 2003 the Company filed its Form 8-K to disclose that on April 23, 2003, its wholly owned subsidiary, Con-Tex Silver Imports, Inc. had filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division, Case No. 03-43783-DML-11. The reorganization filing was necessitated as a result of James G. Gordon, a Director and former President of SGD, locking Con-Tex employees out of the office and warehouse premises which he owned and leased to Con-Tex, which prevented Con-Tex from operating.

                  On June 16, 2003 the Company filed its Form 8-K to disclose that on June 10, 2003 they had dismissed their former principal accountant, Stephen P. Higgins, CPA and engaged Guest & Company, P.C., Certified Public Accountants, as its principal accountants. The decision to change accountants was approved by the Board of Directors. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants would have caused them to make reference in connection with their report to the subject matter of the disagreements.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SGD HOLDINGS, LTD.





Date:    June 26, 2003           By:      /s/ Terry Washburn
                                         -----------------------
                                         Terry Washburn, President, Acting CEO
                                         and Principal Accounting Officer

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


June 26, 2003                                 /s/ Terry Washburn
                                              -------------------
                                              Terry Washburn
                                              President and Acting CEO

         Exhibit 99.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

         Pursuant to and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), the undersigned hereby certifies in the capacity and on the date indicated below that:

                  1. The Quarterly Report of SGD Holdings, Ltd. (the "Registrant") on Form 10-QSB for the period ended April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                  Date:    June 26, 2003      By:      /s/Terry Washburn
                                                       -----------------
                                                       Terry Washburn
                                                       President and Acting CEO