Form 10KSB
period 2003-07-31
SGD HOLDINGS LTD
filed 2003-11-13
CIK 1106836

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JULY 31, 2003

                         Commission file number 0-29671

                               SGD HOLDINGS, LTD.
                 (Name of small business issuer in its charter)

               DELAWARE                                 13-3986493
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                    4385 SUNBELT DRIVE, ADDISON, TEXAS 75001
               (Address of principal executive offices) (Zip Code)

          3801 WILLIAM D TATE AVENUE, SUITE 100, GRAPEVINE, TEXAS 76051
           (Former address of principal executive offices) (Zip Code)

                    Issuer's telephone number (972) 248-0266

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

Check if delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year - $13,422,192.

As of October 31, 2003, the registrant had outstanding 36,266,077 shares of its Common Stock, par value $.0001, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on October 31, 2003, was approximately $177,000 based on its closing price on the OTC: Bulletin Board on that date. (See Item 5).

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

On June 10, 1999, SGD acquired all of the issued and outstanding common stock of both Con-Tex Silver Imports, Inc. ("Silver"), incorporated September 12, 1994 in Texas and Jewelry Solutions & Commerce, Inc. ("Jewelry"), formerly Gold Online.com, Inc., incorporated February 3, 1999 in Delaware. For accounting purposes, the acquisitions have been treated as the acquisition of Silver and Jewelry by SGD with Silver as the acquirer (reverse acquisition). The historical financial statements prior to June 10, 1999 are those of Silver. On January 17, 2001, Gold Online.com, Inc. changed its name to Jewelry Solutions & Commerce, Inc. and was inactive at July 31, 2003.

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

Effective September 1, 2001, SDG acquired the business and operations of Tandori, Inc., ("Tandori") pursuant to a Transfer and Assumption Agreement in exchange for $300,000 in cash paid to the franchisor and assumption of existing liabilities. The acquisition included the LifeStyle Technologies(TM) franchise for Raleigh, North Carolina, which had commenced operations in January 2001, and three other locations which had not yet commenced operations; part of Houston, Texas and Wilmington and Greensboro, North Carolina. In addition, SGD issued 800,000 shares of its common stock, valued at $160,000, based upon the quoted price on the date of transfer, to certain principles of the new operation. Tandori operated under the LifeStyle Technologies(TM) name as a full service home technology integration company providing complete installation and equipment for structured wiring, home audio, home theater, home security, PC networking, central vacuum, accent lighting and other current technology applications.

DISCONTINUED OPERATIONS

(a) On April 23, 2003, Silver filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division, Case No. 03-43783-DML-11. The reorganization filing was necessitated as a result of James G. Gordon, a Director and former President of SGD, locking Silver employees out of the office and warehouse premises which he owned and leased to Silver, which prevented Silver from operating its business.

During the week ended July 25, 2003, management of the Company determined that the additional costs being charged to the Estate as a result of operating in bankruptcy would make it virtually impossible to reorganize Silver. Accordingly, in SGD's next scheduled Board of Director's meeting, on August 7, 2003, the Board voted to convert the Chapter 11 case to Chapter 7 and all operations of Silver were immediately discontinued. The Voluntary Petition for Reorganization under Chapter 11 was converted to Chapter 7 on September 23, 2003. The operations of Silver have been included in discontinued operations for the periods presented.

 Silver was involved in both the wholesale and retail jewelry business, principally silver, with retail locations in Texas. The wholesale operation of Silver consisted of sales directly from its headquarters in Conroe, Texas, sales from a Dallas location and sales from jewelry shows at locations throughout the south central United States.

(b) On July 17, 2003, the Company received an offer to acquire the assets and business of Tandori, effective July 31, 2003, in exchange for assumption of liabilities, excluding payroll taxes. In addition, the buyer agreed to pay to SGD up to 50% of any profits the buyer might make from the sale of Tandori's assets, up to $1,000,000, if the buyer should sell the assets to a third party within three years of the acquisition. The Company subsequently approved the offer and the operations have been included in discontinued operations for the periods presented. The purchaser was G. David Gordon and the President of Tandori.

Tandori operated under the LifeStyle Technologies(TM) name as a full service home technology integration company providing complete installation and equipment for structured wiring, home audio, home theater, home security, PC networking, central vacuum, accent lighting and other current technology applications.

BUSINESS OF ISSUER

SGD is now a holding company engaged in acquiring and developing jewelry related businesses and other businesses which allow the Company to better diversify.

HMS is a wholesale jewelry distributor with headquarters in Dallas, Texas. HMS primarily sells gold products to a network of over 30,000 retail jewelers, through a catalog and telephone ordering system.

Jewelry established an Internet jewelry presence in the late fall of 1999, when Jewelry began selling through an e-commerce site, located at http://www.GoldOnline.com, which has now been licensed to a third party. Jewelry is evaluating its e-commerce site, as well as, other retail options.

                                   FISCAL YEAR

As used throughout this document, fiscal 2003 refers to the fiscal year ended July 31, 2003 and fiscal 2002 refers to the fiscal year ended July 31, 2002.

                         PRINCIPAL PRODUCTS AND MARKETS

HMS is a national jewelry wholesaler, specializing in 18K, 14K AND 10K gold and platinum jewelry, with headquarters in Dallas, Texas. HMS markets its products to a network of over 30,000 retail jewelers through a catalog and telephone ordering system and through its B2B online catalog at http://www.HMSgold.com. HMS reduces gross sales by the amount of returns and discounts to determine net sales each month. Each month a reserve is established for returns based on HMS's historical experience, the amount of gross sales and the customer base. Total actual returns amounted to approximately 10.55% and 10.33% of gross sales in fiscal 2003 and fiscal 2002, respectively.

                                  DISTRIBUTION

HMS generally utilizes the services of United Parcel Service for shipping its products.

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

                    SOURCE AND AVAILABILITY OF RAW MATERIALS

HMS acquires its inventory from a large number of sources, the loss of any one of which would not have a material impact on its operations.

HMS uses gold consignment arrangements with a gold lender to supply substantially all of its gold needs. See Item 6. "Management's Discussion and Analysis - Liquidity and Capital Resources."

                           SEASONAL NATURE OF BUSINESS

The Company's business is seasonal in nature. Presented below are the Company's net sales from continuing operations for each quarter of fiscal 2003 and fiscal 2002:
                                                           Net Sales
                                                      ($ in thousands)

Fiscal 2003 ended July 31, 2003

               First quarter ....................         $ 3,995
               Second quarter ...................           4,649
               Third quarter ....................           2,264
               Fourth quarter ...................           2,514
                                                          -------
                 Total ..........................         $13,422
                                                          =======


Fiscal 2002 ended July 31, 2002

               First quarter ....................         $ 2,887
               Second quarter ...................           4,157
               Third quarter ....................           2,308
               Fourth quarter ...................           2,609
                                                          -------
                 Total ..........................         $11,961
                                                          =======

HMS has experienced a seasonal pattern in its operating results with the second quarter (ended January 31) typically having the highest sales. This fluctuation is mitigated to a degree by the early placement of orders by many of their customers, particularly for the Christmas holiday season. This accounts for the first quarter (ended October 31) generally having higher sales than the third and fourth quarter. In addition, HMS markets holiday and seasonal products year round for such occasions as Mother's Day, Valentine's Day, Father's Day, religious holidays and school graduations.

                                 MAJOR CUSTOMERS

HMS services a significant number of jewelry store customers located throughout the United States, the largest of which accounts for less than 3.5% of net sales. The loss of any customer would not have a material impact on the operations of HMS.

                                    EMPLOYEES

At July 31, 2003, the Company had 25.5 equivalent employees (23 full-time) as compared to 28.5 equivalent employees (28 full-time) at July 31, 2002.


ITEM 2.  DESCRIPTION OF PROPERTY

At July 31, 2003, SGD maintained its corporate headquarters at 3801 William D. Tate Avenue, Suite 100, Grapevine, Texas. The office is currently provided by the President of the Company without charge.

HMS maintains its wholesale gold inventory and operations in Dallas, Texas. The office and operations area comprises 8,075 square feet and is leased from a company owned by the President of HMS for $8,075 per month.


ITEM 3.  LEGAL PROCEEDINGS

On December 13, 2002 SGD filed a petition against James G. "Greg" Gordon ("Gordon") in the 342nd District Court, Tarrant County, Texas alleging breach of fiduciary duty, conversion of corporate funds and misappropriation of corporate funds. SGD alleged that Gordon, who was President of SGD from June 10, 1999 until November 25, 2002, wrongfully and without authority or approval, transferred approximately $2.7 million from two separate SGD bank accounts into an account or accounts held by Silver. Thereafter Gordon utilized a portion of SGD's funds for his and his family's personal use and enjoyment, his personal financial gain and for unauthorized transactions on Silver's behalf. SGD was seeking to recover its damages, which were in excess of $2.7 million, costs of court and pre-judgment interest as allowed by law. SGD dismissed its claim against Gordon as it determined the cost would exceed any benefit and the funds it saved could be used to pay creditors of the Company, however the Company still maintains the right to re-file the lawsuit against Gordon.

On January 3, 2003 James G. Gordon and Lisa K. Gordon ("Plaintiffs") filed a petition in the District Court of Montgomery County, Texas, Cause No. 03-01-00006-CV against SGD Holdings, Ltd., G. David Gordon and David Covey. G. David Gordon is the brother of James G. Gordon and David Covey is president of Tandori, Inc., a wholly owned subsidiary of SGD. Plaintiffs, in their claim asserted against SGD, are seeking to declare the one for six stock split, which occurred in September 1999, void. If declared void, they claim they would presently own 75,000,000 shares of SGD common stock instead of 11,250,000 shares of SGD common stock as currently reported by the Company.

In March 2003 Con-Tex Silver Imports, Inc. filed a petition in the District Court of Galveston County, Texas, Cause No. 03CV0316 against Debbie King, the sister-in-law of James G. Gordon. Effective October 28, 2002, James G. Gordon, the former President of Silver entered into a transaction with his sister-in-law whereby he sold the assets of one of the retail locations of Silver for cash proceeds of $30,645. The Company recorded a loss on the transaction of $51,015. In its claim, Silver alleged conspiracy, unjust enrichment and that the sale of the retail location is void because of unconscionability. Additionally, Silver requested a return of profits received by Defendant. This action is currently stayed due to Silver filing a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code on April 23, 2003. The Voluntary Petition for Reorganization under Chapter 11 was converted to Chapter 7 on September 23, 2003.

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

On May 2, 2003 Lakewood Development Corporation ("Lakewood") filed a petition in the District Court of Tarrant County, Texas, Cause No. 96 198685 03 against SGD Holdings, Ltd. and James G. Gordon, former President of SGD. Lakewood, in its claim asserted against SGD and Gordon, alleged fraud in stock transactions under
Section 27.01 of the Texas Business and Commerce Code, violations of the anti-fraud provisions of the Texas Securities Act and common law fraud. In addition, Lakewood is alleging breach of fiduciary duty against Gordon. Lakewood is seeking restitution of the $7,817,500 which it invested in common stock based upon representations made by Gordon, together with damages, expenses and interest. Presently, Company counsel has not had adequate time to assess the merits of Lakewood's claims and therefore is unable to determine a possible outcome.


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

                                                 Opening   High   Low  Closing
                                                   Bid      Bid   Bid     Bid

               Quarter ended October 31, 2002   $   .07$   .18$   .04$   .06
               Quarter ended January 31, 2003   $   .06$   .17$   .03$   .05
               Quarter ended April 30, 2003 .   $   .05$   .12$   .05$   .06
               Quarter ended July 31, 2003 ..   $   .06$   .06$   .01$   .01

               Quarter ended October 31, 2001   $   .70$   .87$   .20$   .51
               Quarter ended January 31, 2002   $   .51$   .51$   .12$   .12
               Quarter ended April 30, 2002 .   $   .12$   .27$   .08$   .14
               Quarter ended July 31, 2002 ..   $   .14$   .18$   .05$   .07


HOLDERS

As of October 31, 2003, there were approximately 219 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

DIVIDENDS

The Company has not previously paid cash dividends on its common stock, and intends to utilize current resources to expand; thus, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information as of July 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company is authorized for issuance:

                                        Number of securities to be
                                          issued upon exercise of    Weighted average exercise      Number of securities
                                           outstanding options,        price of outstanding        remaining available for
Plan category                               warrants and rights    options, warrants and rights        future issuance

Equity compensation plans approved
  by security holders                               300,000           $       1.00                      9,592,000
Equity compensation plans not
  approved by security holders                            -                    .00                              -
                                               -------------          ------------                    -----------

Total                                                300,000          $       1.00                      9,592,000
                                               =============           ============                     =========

The material features of the Company's stock option plan, the data for which is summarized under the Equity compensation plans approved by security holders in the table above, and its warrant arrangements are summarized in Note 11 to the consolidated financial statements that appear in Item 7.

Recent Sales of Unregistered Securities

During the year ended July 31, 2003, the Company sold 4,000,000 shares of its common stock in private transactions for $200,000. The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.



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

The continuing operations of the Company consist of the wholesale sales of HMS.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital from continuing operations increased from $2,010,518 at July 31, 2002 to $2,198,988 at July 31, 2003. The working capital increase of $188,470 consists of a decline in current assets of $51,873 and a decrease in current liabilities of $240,343. The decline in current assets is primarily composed of a decline in cash of $257,527, a net increase in inventory of $212,624, a decrease in prepaid expenses and other assets of $184,496 and an increase in deferred income taxes of $165,400. The decrease in current liabilities is primarily composed of a decrease in accounts payable of $334,644.

The Company has a number of unresolved legal issues with one of its Directors, James G. Gordon and will continue to have high legal costs until these issues can be resolved. The Company anticipates that it will be able to raise additional funds, as necessary, to fund these lawsuits.

HMS relies on a gold consignment program, short-term borrowings and internally generated funds to finance its inventories and accounts receivable. HMS fills most of its gold supply needs through a gold consignment arrangement with a gold lender. Under the terms of that arrangement, HMS is entitled to lease the lesser of an aggregate of 13,200 ounces of fine gold or an aggregate consigned gold value not to exceed $4,950,000, reduced by any outstanding balance on its $1,500,000 line of credit. The consigned gold is secured by substantially all property of HMS, including its cash, accounts receivable, inventory and machinery and equipment, the corporate guaranty of SGD and the individual guarantees of Harry Schmidt, President of HMS, and G. David Gordon. HMS pays the gold lender a consignment fee based on the dollar value of ounces of gold outstanding under their agreement, which value is based on the daily Second London Gold Fix. HMS believes that its financing rate under the consignment arrangement is substantially similar to the financing rates charged to gold consignees similarly situated to HMS. As of July 31, 2003, HMS held 9,925 ounces of gold on consignment with a market value of $3,520,894 and at July 31, 2002, HMS held 12,332 ounces of gold on consignment with a market value of $3,756,944.

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

While we believe our supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may impact the demand for our products. During the past two years, the average closing price of gold according to the Second London Gold Fix ranged from a low of $302 to a high of $390 and averaged $337 per ounce during fiscal 2003 and ranged from a low of $271 to a high of $350 and averaged $297 per ounce in fiscal 2002. Fluctuations in the precious metals markets and credit may result in an interruption of our gold supply or the credit arrangements necessary to allow us to support our accounts receivable and continue the use of consigned gold.

The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS does not have any advances on this line of credit at July 31, 2003. During fiscal 2003 HMS borrowed and repaid a total of $950,000 on this line of credit.

During fiscal 2003, the Company had $974,875 ($397,559 from continuing operations) in cash used in operating activities as compared to $842,388 ($6,142 provided by continuing operations) in fiscal 2002. During fiscal 2003 the major uses of cash for operating activities was the net loss of $243,333, an increase in inventory of $212,624 and the decrease in accounts payable of $408,031. The most significant source of cash from operating activities and non-cash adjustments was the decrease in other assets of $278,303. During fiscal 2002 the most significant use of cash included an increase in accounts receivable of $204,105, an increase in inventory of $752,132 and an increase in other assets of $209,739. Major increases in cash and non-cash adjustments include an unrealized loss on marketable securities of $321,518, proceeds from the sale of marketable securities of $300,001, and increases in accounts payable of $425,332.

During fiscal 2003 the Company used $151,253 in investing activities, which included $107,500 for capital expenditures and $43,753 from discontinued operations. During fiscal 2002 the Company used $49,389 for capital expenditures and $624,557 from discontinued operations.

During fiscal 2003, the Company had $868,601 ($651,477 for discontinued operations) in net cash provided by financing activities. The $217,124 in cash provided by continuing operations includes $200,000 in proceeds from common stock sales, $30,000 in related party note proceeds and $12,876 in note payments. During fiscal 2002 the Company had $342,126 ($346,139 from discontinued operations) in net cash provided by financing activities. The $4,013 in cash used by financing operations from continuing operations included $835,000 in loan proceeds and collection of a note receivable of $500,000 less repayment of related party debt of $1,305,153 and less repayment of other notes of $33,860.

The Company is currently budgeting $100,000 for capital expenditures for fiscal 2004. The Company will either use cash or its existing credit facilities to finance the planned capital expenditures.


SALES AND COST OF SALES

Sales and related cost of sales are summarized as follows:

                                              2003                2002

Sales and revenues                   $    13,422,192    $     11,961,639
Cost of sales                             10,083,982           8,720,699
                                      ---------------    ----------------
Gross profit                         $     3,338,210    $      3,240,940
                                     ===============    ================

Fiscal 2003
Fiscal 2003 sales increased $1,460,553 (12%) from the year earlier period, despite the impact of the economy. The increase is primarily due to the impact of the new catalog which was introduced at the end of fiscal 2002 and to the increase in gold prices during fiscal 2003. During the past two years, the average closing price of gold according to the Second London Gold Fix ranged from a low of $302 to a high of $390 and averaged $337 per ounce during fiscal 2003 and ranged from a low of $271 to a high of $350 and averaged $297 per ounce in fiscal 2002.

Fiscal 2002
HMS sales increased 2.6% on a proforma basis. The decline in sales experienced by HMS after the September 11, 2001 tragedy was offset by increases from its new catalog, which was introduced during the fourth quarter of fiscal 2002.

During fiscal 2003 HMS gross profit margin was 24.9% as compared to 27.1% in fiscal 2002. HMS gross profit margin declined in fiscal 2003 primarily due to the increase in gold price. HMS has a fixed amount of profit for each ounce of gold sold; accordingly with the gold value increasing their gross profit percentage is a smaller percentage of sales.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


Fiscal 2003 - Gold Operations - HMS SG&A
During fiscal 2003, the selling, general and administrative ("SG&A") expenses of HMS increased $378,716 (16%) to $2,699,429 from $2,320,713. The 16% increase in

SG&A is consistent with the 12% sales increase. The major items which increased include salaries of $118,791; catalog costs of $105,327; freight of $45,839; and commissions of $32,667. The majority of the increases are associated with the increased level of sales and the costs associated with the new catalog, which was distributed during the fourth quarter of fiscal 2002.

Fiscal 2002 - Gold Operations - HMS SG&A
During fiscal 2002, HMS reduced its SG&A costs by $99,970 (4%) from the year earlier period, which only included ten months of operations. On a pro forma basis, HMS reduced its SG&A costs by $387,647 (14.3%).

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

Corporate and other SG&A
SG&A costs increased from $317,665 in fiscal 2002 to $461,041 in fiscal 2003. The increase of $143,376 consists primarily of increases in professional services of $177,046, principally legal costs associated with legal actions required as a result of Director James G. Gordon's actions.


INTEREST EXPENSE

Interest expense amounted to $324,653 ($222,700 related party) in fiscal 2003, as compared to $188,311 ($160,861 related party) in fiscal 2002. The increase in related party interest is mainly due to fees paid with common stock to induce the related parties to extend and guarantee certain Company loans. The increase in unrelated party interest is due to the $835,000 loan being outstanding for the full period in fiscal 2003 and only 3 months during fiscal 2002 and due to common stock issued as a renewal fee.

GOLD CONSIGNMENT FEE

The gold consignment fee charged by the gold lender for HMS during fiscal 2002 was $124,163 and amounted to $187,296 during fiscal 2003. The increase is attributed to a higher level of consigned inventory due primarily to higher gold prices.


UNREALIZED LOSS ON MARKETABLE SECURITIES

The Company recognized an unrealized loss in the amount of $3,521 and $321,518 on their investment in trading securities in fiscal 2003 and fiscal 2002, respectively.


INTEREST AND OTHER INCOME

Interest income declined in fiscal 2003 to $5,197 as compared to $34,380 in fiscal 2002. The decline is due primarily to lower average invested cash balances.


INCOME TAXES

From continuing operations, in fiscal 2003 the Company recorded an income tax benefit of $89,200 and in fiscal 2002 the Company recorded an income tax provision of $9,500.


NEW ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability be recognized on the date on which the company had committed to an exit plan. In fiscal 2003 the Company adopted this statement with no effect on its financial position or results of operations.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions." The adoption of SFAS 147 did not have any impact on the financial position or results of operations of the Company.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the provisions of this statement effective January 1, 2003 with no impact on its financial position or results of operations.

Effective January 1, 2003, we adopted FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires a variable interest entity ("VIE") to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIE's created or acquired after January 31, 2003. For VIE's created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted this interpretation on January 31, 2003 with no impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The Company adopted this Statement on April 30, 2003 with no impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

FOURTH QUARTER ADJUSTMENTS

During the fourth quarter the Company selected an offer to sell the assets and business of Tandori in exchange for an assumption of the majority of the liabilities of Tandori. In addition, the Company determined the necessity of converting Silver's Voluntary Petition for Reorganization under Chapter 11 to Chapter 7.

The Company reduced its receivable from Premier by $70,000 as a result of Premier filing for a Voluntary Petition for Reorganization under Chapter 11.

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

MERCHANDISE INVENTORIES - Merchandise inventories are stated at the lower of cost or market. All gold inventories are valued at cost using the average cost method.

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

Goodwill, which represents the cost in excess of fair value of net assets acquired, is subject to an impairment test on an annual basis, or when there is reason to believe that the value has been diminished or impaired. The fair value of the Company's identified reporting unit was estimated using the expected present value of corresponding future cash flows and market values of comparable businesses where available. The Company completed the valuations of its reporting unit that includes goodwill in fiscal year 2003 and concluded that no impairment charge was required.

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


ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements of SGD Holdings, LTD and Subsidiaries, together with the reports thereon of Guest & Company, P.C. dated October 24, 2003 for the year ended July 31, 2003 and Stephen P. Higgins, C.P.A. dated October 18, 2002 for the year ended July 31, 2002 is set forth as follows:

                   Index to Consolidated Financial Statements

                                                         Page
                                                          No.
                                                         ----

Index                                                     17
Auditors Report
  Guest & Company, P.C.                                   18
  Stephen P. Higgins, C.P.A.                              19
Consolidated Balance Sheet                                20
Consolidated Statements of Operations                     21
Consolidated Statement of Stockholders' Equity            22
Consolidated Statements of Cash Flows                    23-24
Notes to Consolidated Financial Statements               25-42

                              Guest & Company, P.C.
                         7170 S. Braden Ave., Suite 100
                           Tulsa, Oklahoma 74136-6333
                      Phone: 918-481-5355 Fax: 918-481-5771




To the Stockholders and Board of Directors
SGD Holdings, Ltd.


We have audited the accompanying consolidated balance sheet of SGD Holdings, Ltd. and Subsidiaries as of July 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended July 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SGD Holdings, Ltd. and Subsidiaries as of July 31, 2003 and the consolidated results of their operations and their cash flows for the year ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in note 14 to the consolidated financial statements, the Company is a defendant in two lawsuits filed on January 3, 2003 and on May 2, 2003. It is not possible to predict at this time the outcome or extent of the Company's liability, if any.


                            /s/ Guest & Company, P.C.



October 24, 2003
Tulsa, Oklahoma

                           Stephen P. Higgins, C.P.A.
                               67 Dumbarton Drive
                           Huntington, New York 11743






To the Stockholders and Board of Directors
SGD Holdings, Ltd.


We have audited the accompanying consolidated balance sheet of SGD Holdings, Ltd. and Subsidiaries as of July 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended July 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SGD Holdings, Ltd. and Subsidiaries as of July 31, 2002 and the consolidated results of their operations and their cash flows for the year ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


                         /s/ Stephen P. Higgins, C.P.A.



October 18, 2002
Huntington, New York

SGD Holdings, Ltd. and Subsidiaries

Consolidated Balance Sheet
July 31, 2003

Assets
Current assets
  Cash and cash equivalents .....................................   $   898,828
  Accounts receivable, net of allowance of $61,752  .............     1,163,689
  Marketable investment securities ..............................         8,514
  Inventory .....................................................     2,200,819
  Prepaid expenses and other assets .............................       319,695
  Due from related parties ......................................        61,184
  Deferred income taxes .........................................       201,200
                                                                    -----------
          Total current assets ..................................     4,853,929

Property and equipment, net .....................................       229,540
Marketable investment securities ................................        21,300
Deposits ........................................................        21,997
Goodwill, net ...................................................     3,490,612
                                                                    -----------
                                                                    $ 8,617,378
                                                                    ===========

Liabilities and Stockholders' Equity
Current liabilities
  Note payable ..................................................   $   835,000
  Notes payable due related parties .............................     1,330,000
  Accounts payable ..............................................       361,343
  Accrued expenses ..............................................       111,310
  Due to related parties ........................................        17,288
                                                                    -----------
          Total current liabilities .............................     2,654,941
Deferred income taxes payable ...................................        15,400
                                                                    -----------
          Total liabilities .....................................     2,670,341
                                                                    -----------
Commitments and Contingencies
Stockholders' equity
  Common stock, $.0001 par value.  Authorized 200,000,000 shares;
    issued and outstanding 36,266,077 shares ....................         3,627
  Paid-in capital ...............................................     9,810,867
  Deficit .......................................................    (3,598,107)
  Accumulated other comprehensive income (loss) .................      (269,350)
                                                                    -----------
Total stockholders' equity ......................................     5,947,037
                                                                    -----------
                                                                    $ 8,617,378
                                                                    ===========



SGD Holdings, Ltd. and Subsidiaries

Consolidated Statements of Operations
Years ended July 31, 2003 and July 31, 2002

                                                          2003           2002

Sales and revenues ...............................   $ 13,422,192    $ 11,961,639
Cost of sales ....................................     10,083,982       8,720,699
                                                     ------------    ------------
Gross profit .....................................      3,338,210       3,240,940
  Selling, general and administrative expense ....      3,160,470       2,638,378
                                                     ------------    ------------
Earnings from operations .........................        177,740         602,562

Other (income) expense:
  Interest expense ...............................        101,953          27,450
  Interest expense - related parties .............        222,700         160,861
  Gold consignment fee ...........................        187,296         124,163
  Unrealized loss on marketable securities .......          3,521         321,518
  Interest income ................................         (5,197)        (34,380)
  Other income ...................................           --           (24,984)
                                                     ------------    ------------
                                                          510,273         574,628
                                                     ------------    ------------
Earnings (loss) from continuing operations before
  income taxes ...................................       (332,533)         27,934
Income tax expense (benefit) .....................        (89,200)          9,500
                                                     ------------    ------------
Earnings (loss) from continuing operations .......       (243,333)         18,434
Discontinued operations:
  Loss from operations of discontinued operations
    including gain on disposal of $117,551 in 2003     (1,907,262)     (1,371,252)
  Income tax expense (benefit) ...................        207,500        (117,400)
                                                     ------------    ------------
    Loss on discontinued operations ..............     (2,114,762)     (1,253,852)
                                                     ------------    ------------
Net loss .........................................   $ (2,358,095)   $ (1,235,418)
                                                     ============    ============

Basic and diluted earnings (loss) per share:
  Continuing operations                              $      (0.01)   $       0.00
  Discontinued operations ........................          (0.06)          (0.05)
                                                     ------------    ------------

                                                     $      (0.07)   $      (0.05)
                                                     ============    ============

Weighted average shares outstanding ..............     31,379,228      27,361,830
                                                     ============    ============

See accompanying notes to consolidated financial statements.


SGD Holdings, Ltd. and Subsidiaries

Consolidated Statement of Stockholders' Equity
Years ended July 31, 2003 and July 31, 2002

                                                                                                  Accumulated
                                                                       Paid-in      Earnings       Comprehen-
                                           Shares       Par Value      Capital      (Deficit)     sive Income      Total
                                           ------      ---------      --------     ----------    ------------      -----
Balance, July 31, 2001 .............    26,266,077   $     2,627   $ 9,105,367    $    (4,594)   $      --      $ 9,103,400
Common shares issued:
  Tandori, Inc. acquisition ........       800,000            80       159,920           --             --          160,000
  Consulting fees ..................       625,000            63        74,937           --             --           75,000
  Loan fee .........................       475,000            47        66,453           --             --           66,500
  Comprehensive income:
    Unrealized loss on available-for
      sale securities, net .........          --            --            --             --         (140,500)      (140,500)
    Net loss .......................          --            --            --       (1,235,418)          --       (1,235,418)
                                       -----------   -----------   -----------    -----------    -----------    -----------
      Total comprehensive income ...          --            --            --       (1,235,418)      (140,500)    (1,375,918)
                                       -----------   -----------   -----------    -----------    -----------    -----------
Balance, July 31, 2002 .............    28,166,077         2,817     9,406,677     (1,240,012)      (140,500)     8,028,982
Common shares issued to
  related parties:

    Loan and guaranty fees .........     3,100,000           310       154,690           --             --          155,000
    Settlement .....................     1,000,000           100        49,900           --             --           50,000
Common shares sold for cash ........     4,000,000           400       199,600           --             --          200,000
Comprehensive income:
  Unrealized loss on available-for-
    sale securities, net ...........          --            --            --             --         (128,850)
  Net loss .........................          --            --            --       (2,358,095)          --       (2,358,095)
                                       -----------   -----------   -----------    -----------    -----------    -----------
      Total comprehensive income
                                              --            --            --       (2,358,095)      (128,850)    (2,486,945)
                                       -----------   -----------   -----------    -----------    -----------    -----------
Balance, July 31, 2003 .............    36,266,077   $     3,627   $ 9,810,867    $(3,598,107)   $  (269,350)   $ 5,947,037
                                       ===========   ===========   ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

SGD Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows
Years ended July 31, 2003 and July 31, 2002

                                                                                2003           2002
Cash flows used in operating activities
Net loss .................................................................   $(2,358,095)   $(1,235,418)
  Loss from discontinued operations ......................................    (2,114,762)    (1,253,852)
                                                                             -----------    -----------
    Earnings (loss) from continuing operations ...........................      (243,333)        18,434
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
  Depreciation and amortization ..........................................        70,670         58,684
  Deferred income taxes ..................................................       (89,200)         9,500
  Asset impairments ......................................................        30,412           --
  Unrealized gain on marketable equity securities ........................         3,521        321,518
  Proceeds from sale of marketable securities ............................          --          300,001
  Deferred revenue realized ..............................................          --          (31,295)
  Common stock issued for services .......................................        50,000         75,000
  Gain on sale of assets .................................................          --          (24,984)
  Accounts receivable ....................................................        45,546       (204,105)
  Inventory ..............................................................      (212,624)      (752,132)
  Other assets ...........................................................       278,303       (209,739)
  Accounts payable .......................................................      (408,031)       425,332
  Accrued expenses .......................................................        77,177         19,928
                                                                             -----------    -----------
Net cash from continuing operations ......................................      (397,559)         6,142
  Net cash used in discontinued operations ...............................      (577,316)      (848,530)
                                                                             -----------    -----------
    Net cash used in operations ..........................................      (974,875)      (842,388)
                                                                             -----------    -----------

Cash flows used in investing activities
  Capital expenditures ...................................................      (107,500)       (49,389)
                                                                             -----------    -----------
Net cash used in continuing operations ...................................      (107,500)       (49,389)
  Net cash used in discontinued operations ...............................       (43,753)      (624,557)
                                                                             -----------    -----------
    Net cash used in investing activities ................................      (151,253)      (673,946)
                                                                             -----------    -----------


See accompanying notes to consolidated financial statements.                           (Continued)


SGD Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows, Continued
Years ended July 31, 2003 and July 31, 2002

                                                                  2003           2002
Cash flows provided by financing activities
  Proceeds from sale of common stock .....................   $   200,000    $      --
  Loan proceeds ..........................................       950,000        835,000
  Loan proceeds, related party ...........................        30,000           --
  Repayment of notes payable - related party .............          --       (1,305,153)
  Repayment of long-term debt and notes payable ..........      (962,876)       (33,860)
  Collection of note receivable ..........................          --          500,000
                                                             -----------    -----------
Net cash from continuing operations ......................       217,124         (4,013)
  Net cash from discontinued operations ..................       651,477        346,139
                                                             -----------    -----------
    Net cash provided by financing activities ............       868,601        342,126
                                                             -----------    -----------

Net increase in cash and cash equivalents ................      (257,527)    (1,174,208)
Cash and cash equivalents, beginning of year .............     1,156,355      2,330,563
                                                             -----------    -----------
Cash and cash equivalents, end of year ...................   $   898,828    $ 1,156,355
                                                             ===========    ===========

Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:
  Interest and gold consignment fee ......................   $   287,619    $   308,474
  Income taxes ...........................................          --             --

Noncash investing and financing activities are as follows:
Financed insurance premiums ..............................          --           37,800
Common stock issued for loan and guaranty fees ...........       155,000         66,500
Common stock issued for settlement .......................        50,000           --
Common stock issued as part of Tandori, Inc. acquisition .          --          160,000
Marketable securities issued to prepay interest on note ..          --           48,430

See accompanying notes to consolidated financial statements.

SGD Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended July 31, 2003 and 2002


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

          Organization
          SGD was incorporated on May 22, 1996 in Delaware as Transun International Airways, Inc. and until June 1999 was a development stage company with plans to establish itself as an air transport company providing non-scheduled air service (charter flights) for tour operators, charter brokers, cruise line casinos, theme parks and theme attractions. TransunInternational Airways, Inc. changed its name to Goldonline International, Inc. on June 10, 1999. Goldonline International,Inc. changed its name to SGD Holdings, Ltd. on January 24, 2001.

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

          Silver was incorporated on September 12, 1994 in Texas. HMS was incorporated on October 12, 2000 in Texas. Tandori was incorporated on November 9, 1998 in Nevada. Jewelry was incorporated on February 3, 1999 in Delaware.

          On June 10, 1999, SGD acquired all of the issued and outstanding common stock of Silver and Jewelry. For accounting purposes, the acquisitions were treated as the acquisition of Silver and Jewelry by SGD with Silver as the acquiror (reverse acquisition). The historical financial statements prior to June 10, 1999 are those of Silver.

          Effective October 1, 2000, SGD completed the acquisition of HMS Jewelry Co., Ltd., a Texas limited partnership and HMS Operating Company, a Texas corporation and transferred the assets acquired and liabilities assumed into HMS Jewelry Company, Inc. For accounting purposes, the acquisition was treated as a purchase.

          Effective September 1, 2001, SGD completed the acquisition of Tandori, Inc. in a transaction treated as a purchase for accounting purposes.

          Discontinued operations
          (a) On April 23, 2003, Silver filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division, Case No. 03-43783-DML-11.

          During the week ended July 25, 2003, management of the Company determined to cease operations of Silver. Accordingly, in SGD's next scheduled Board of Director's meeting, on August 7, 2003, the Board voted to convert the Chapter 11 case to Chapter 7 and all operations of Silver were immediately discontinued. The Voluntary Petition for Reorganization under Chapter 11 was converted to Chapter 7 on September 23, 2003. The operations of Silver have been included in discontinued operations for the periods presented.

           Silver was involved in both the wholesale and retail jewelry business, principally silver, with retail locations in Texas. The wholesale operation of Silver consisted of sales directly from its headquarters in Conroe, Texas, sales from a Dallas location and sales from jewelry shows at locations throughout the south central United States.

          (b) On July 17, 2003, the Company received an offer to acquire the assets and business of Tandori, effective July 31, 2003, in exchange for assumption of liabilities, excluding payroll taxes. In addition, the buyer agreed to pay to SGD up to 50% of any profits the buyer might make from the sale of Tandori's assets, up to $1,000,000, if the buyer should sell the assets to a third party within three years of the acquisition. The Company subsequently approved the offer and the operations have been included in discontinued operations for the periods presented. The purchaser was G. David Gordon and the President of Tandori.

          Tandori operated under the LifeStyle Technologies(TM) name as a full service home technology integration company providing complete installation and equipment for structured wiring, home audio, home theater, home security, PC networking, central vacuum, accent lighting and other current technology applications.

          Nature of business
          SGD is a holding company principally engaged in acquiring and developing jewelry businesses. HMS is primarily involved in the wholesale gold jewelry business. Jewelry is evaluating its e-commerce site, as well as, other retail options.

          Cash equivalents
          The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At July 31, 2003, cash equivalents consist of money fund investments, money market accounts and business checking accounts.

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

          Inventories
          Inventories consist primarily of gold jewelry and are carried at the lower of average cost or market. The inventory is marked down for estimated unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Management records these inventory markdowns periodically based on the various assumptions, including customer demand and preferences.

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

          Goodwill
          Goodwill, which represents the cost in excess of fair value of net assets acquired, is subject to an impairment test on an annual basis, or when there is reason to believe that the value has been diminished or impaired. The fair value of the Company's identified reporting unit was estimated using the expected present value of corresponding future cash flows and market values of comparable businesses where available. The Company completed the valuations of its reporting unit that includes goodwill in fiscal year 2003 and concluded that no impairment charge was warranted.

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

          Advertising Expenses
          Advertising expenses are charged against operations when incurred and are a component of selling, general and administrative expense in the consolidated statements of operations. Amounts charged against operations were $120,407 in fiscal 2003 and $138,792 in fiscal 2002.

          Catalog costs
          Catalog costs are charged to expense as incurred, the only exception being major catalog revisions. Costs capitalized are amortized over a maximum of two years. At July 31, 2003, there were $117,449 in unamortized catalog revision costs capitalized.

          Shipping and handling costs
          Shipping and handling costs billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as a selling expense. Shipping expenses, which include only third party costs of shipping, for the years ended July 31, 2003 and July 31, 2002, were $314,900 and $269,061, respectively.

         Stock option plans
         The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion
         (APB) No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.

         SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. No awards were granted during fiscal 2003 or fiscal 2002. Accordingly, there is no disclosure of the fair value method as compared to the intrinsic value method.

         Options and warrants issued to non-employees are accounted for under SFAS 123, "Accounting for Stock Based Compensation." For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with SFAS 123.

         Net earnings (loss) per share
         The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive for fiscal 2003 and 2002. Accordingly, basic and diluted EPS are the same for each period.

         Use of estimates
         The process of preparing consolidated financial statements in conformity with accounting principles generally accepted in the Unites States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

         Fair value determination
         Financial instruments consist of cash, cash investments, accounts receivable, accounts payable, accrued liabilities, notes payable and long-term debt. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates which the Company could borrow funds with similar remaining maturities.

         Recent accounting pronouncements
         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability be recognized on the date on which the company had committed to an exit plan. In fiscal 2003 the Company adopted this statement with no effect on its financial position or results of operations.

         In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions." The adoption of SFAS 147 did not have any impact on the financial position or results of operations of the Company.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the provisions of this statement effective January 1, 2003 with no impact on its financial position or results of operations.

         Effective January 1, 2003, the Company adopted FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires a variable interest entity ("VIE") to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIE's created or acquired after January 31, 2003. For VIE's created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted this interpretation on January 31, 2003 with no impact on its financial position or results of operations.

         In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The Company adopted this Statement on April 30, 2003 with no impact on its financial position or results of operations.

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

         Reclassifications
         Certain reclassifications were made to the prior year's financial statements to conform to the current year's presentation.


2.       Discontinued operations

         (a) On April 23, 2003, Silver filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division, Case No. 03-43783-DML-11.

         During the week ended July 25, 2003, management of the Company determined to cease operation of Silver. Accordingly, in SGD's next scheduled Board of Director's meeting, on August 7, 2003, the Board voted to convert the Chapter 11 case to Chapter 7 and all operations of Silver were immediately discontinued. The Voluntary Petition for Reorganization under Chapter 11 was converted to Chapter 7 on September 23, 2003. The operations of Silver have been included in discontinued operations for the periods presented.

         Silver was involved in both the wholesale and retail jewelry business, principally silver, with retail locations in Texas. The wholesale operation of Silver consisted of sales directly from its headquarters in Conroe, Texas, sales from a Dallas location and sales from jewelry shows at locations throughout the south central United States.

          (b) On July 17, 2003, the Company received an offer to acquire the assets and business of Tandori, effective July 31, 2003, in exchange for assumption of liabilities, excluding payroll taxes. In addition, the buyer agreed to pay to SGD up to 50% of any profits the buyer might make from the sale of Tandori's assets, up to $1,000,000, if the buyer should sell the assets to a third party within three years of the acquisition. The Company subsequently approved the offer and the operations have been included in discontinued operations for the periods presented. The purchaser was G. David Gordon and the President of Tandori.

          Tandori operated under the LifeStyle Technologies(TM) name as a full service home technology integration company providing complete installation and equipment for structured wiring, home audio, home theater, home security, PC networking, central vacuum, accent lighting and other current technology applications.

          The following summarizes the assets and liabilities comprising the disposal group (unaudited):

                                                           Silver           Tandori            Total

          Current assets                               $       633,524   $       749,130  $       1,382,654
          Property and equipment, net                          120,315           198,959            319,274
          Goodwill, net                                             -            485,575            485,575
          Other assets                                          11,286            14,007             25,293
                                                       ---------------   ---------------  -----------------
            Total assets                                       765,125         1,447,671          2,212,796
          Liabilities **                                      (649,507)       (1,680,840)        (2,330,347)
                                                       ---------------   ---------------  -----------------
          Loss (gain) on disposal                      $       115,618   $      (233,169) $        (117,551)
                                                       ===============   ===============  =================

          ** Excludes all liabilities owed to SGD and its continuing operations.

          The following summarizes the results of operations of the disposal group (unaudited):

                                                                               2003              2002
          Revenues:
            Tandori                                                      $     3,645,218  $       2,122,491
            Silver                                                             1,573,728          2,615,281
                                                                         ---------------  -----------------
              Total revenue                                              $     5,218,946  $       4,737,772
                                                                         ===============  =================

          Net loss before income taxes:
            Tandori                                                      $       796,082  $         269,546
            Silver                                                             1,228,731          1,101,706
            Gain on disposal                                                    (117,551)                -
                                                                         ---------------  ----------------
              Net loss before income taxes                               $     1,907,262  $       1,371,252
                                                                         ===============  =================


3.       Marketable investment securities

         The following summarizes the Company's investment in securities at July 31, 2003:

               Trading securities:
                        Cost ................   $  93,581
                        Unrealized loss .....     (85,067)
                                                ---------
                          Fair value ........   $   8,514
                                                =========

               Available-for-sale securities:
                        Cost ................   $ 429,550
                        Unrealized loss .....    (408,250)
                                                ---------
                          Fair value ........   $  21,300
                                                =========

          The Company included in operations $3,521 and $321,518 in unrealized losses during fiscal 2003 and fiscal 2002, respectively. During fiscal 2002, the Company sold $300,000 of its marketable securities at cost for cash and exchanged other marketable securities for $48,430 in prepaid interest for one year on their note payable of $835,000, which resulted in a gain of $24,984. The Company did not sell any of their marketable investment securities during fiscal 2003.

          On July 20, 2001, the Company completed the acquisition of 355,000 shares of the common stock of Premier Concepts, Inc. ("Premier") in exchange for 965,000 shares of its common stock. The Company used the July 31, 2001 closing market price as quoted on the Nasdaq Stock Market to value the transaction.

          The shares of common stock of Premier are "restricted securities" under Rule 144. The Company's investment represents 7.9% and 9.6% of the outstanding stock of Premier at July 31, 2003 and 2002, respectively. Accordingly, the Company is subject to certain restrictions on the number of shares it can sell and its required holding period. The Company has classified its investment in Premier as available-for-sale securities as a result of the Company's intention to hold the securities indefinitely pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

          Unrealized gains and losses based on fluctuations in the market value of available-for-sale securities are included in other comprehensive income as an adjustment to equity.

          The following unrealized losses have been recorded in stockholders' equity as accumulated other comprehensive income (loss).

                                              2003        2002

               Unrealized loss ..........   $195,250   $213,000
               Deferred income taxes ....     66,400     72,500
                                            --------   --------
                 Other comprehensive loss   $128,850   $140,500
                                            ========   ========


          Due to the limited market for Premier common stock, it is likely that only limited quantities of the stock will be able to be sold in the open market after the required holding period. As a result of these restrictions and the probable limited trading volume, the Company believes the fair value of the investment might be less than the recorded value required by SFAS No. 115 and that there can be no assurance the Company will realize the recorded value of its investment in Premier. On October 10, 2003 Premier filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division; Case No. LA 03-36445 BR.

4.       Inventories

          Inventories at July 31, 2003 consist of:

               Inventory, principally gold jewelry   $ 5,721,713
               Less consigned gold ...............    (3,520,894)
                                                     -----------
                 Net inventories .................   $ 2,200,819
                                                     ===========

          At July 31, 2003, inventories excluded 9,925 ounces of gold on consignment.

5.       Property and equipment

          Property and equipment consist of the following at July 31, 2003:

               Office and computer equipment and software   $ 221,745
               Furniture and fixtures ...................     137,071
               Leasehold improvements ...................      27,546
                                                            ---------
                                                              386,362
               Less accumulated depreciation ............    (156,822)
                                                            ---------
                                                            $ 229,540
                                                            =========
6.       Note payable

          The Company has a note payable to a company in the amount of $835,000 which was due on July 31, 2003. The terms of the note include interest at 5.8%, payable monthly and all of the issued and outstanding stock of HMS is collateral on the note. Subject to ratification by the Board of Directors, the Company will issue 250,000 shares of its common stock with anti-dilution rights as a loan extension fee and 1,210,746 shares of its common stock with anti-dilution rights to pay the accrued interest through July 31, 2003 to extend the note to July 31, 2004. The extended note will continue to have interest payable at 5.8% and will be convertible into common stock at $.015 per share or the market price, limited to 9.9% of the total outstanding shares of the Company at the time. All of the issued and outstanding common stock of HMS will continue to be collateral on the note in second position behind the collateral position of the president of HMS.In the event of default on any of the loans secured by the HMS common stock, the lender will have the option to purchase HMS for $5,000,000.


7.       Notes payable due related parties

         Notes payable due related parties consists of the following at July 31, 2003:

                  Note payable to the president of HMS, due on August 1, 2003;
                  interest payable monthly at 8%; collateralized by the common stock of HMS; convertible into common stock of the Company at
                  $.05 per share with anti-dilution rights (a)                                $ 1,250,000

                  Note payable to G. David Gordon, a shareholder and the brother of a Director of the Company; due on demand with interest at
                  6% payable monthly; unsecured (b)                                                30,000

                  Note payable to G. David Gordon, a shareholder and the brother of a Director of the Company; due on demand with interest at
                  8%; unsecured; convertible into common stock of the Company at
                  $.01 per share (b)                                                                50,000
                                                                                          ----------------
                    Total notes payable due related parties                               $      1,330,000
                                                                                          ================

          (a) Subject to ratification by the Board of Directors, the Company will issue 300,000 shares of its common stock with anti-dilution rights as a loan extension fee. The extended note will bear interest at 8% per annum; will be due July 31, 2004; will be convertible into common stock of the Company at $.01 per share, limited to 9.9% of the total outstanding shares of the Company at the time, with anti-dilution rights; and the HMS common stock will continue to be collateral on the loan.

          (b) Subject to ratification of the Board of Directors, the Company will issue a combined note for $80,000 plus related accrued interest to G. David Gordon. The extended note will bear interest at 6% per annum; will be due July 31, 2004; will be secured by the common stock of HMS in third position behind the other notes above; all principal and accrued interest is convertible into common stock of the Company at $.01 per share; and all shares have anti-dilution rights.

8.       Gold consignment and line of credit agreement

          HMS has a gold consignment agreement with a gold lender. Under the terms of the agreement, HMS is entitled to lease the lesser of an aggregate amount of 13,200 ounces, or an aggregate consigned gold value not to exceed $4,950,000, less any balance outstanding on its $1,500,000 line of credit. Title to such consigned gold remains with the gold lender until HMS purchases the gold. However, during the period of consignment, the entire risk of loss, damage or destruction of the gold is borne by HMS. The purchase price per ounce is based on the daily Second London Gold Fix. HMS pays the gold consignor a consignment fee based upon the dollar value of gold ounces outstanding, as defined in the agreement. At July 31, 2003, HMS had 9,925 ounces of gold on consignment with a market value of $3,520,894, which was valued at the daily Second London Gold Fix, $354.75 per ounce at July 31, 2003, and charged 4.25%.

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

          The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS does not have any advances on this line of credit at July 31, 2003. During fiscal 2003, HMS borrowed and repaid $950,000 on this line of credit.

          Payment for the consigned gold and the line of credit is secured by substantially all property of HMS including its cash, accounts receivable, inventory and equipment, the personal guarantee of the President of HMS and the corporate guarantee of SGD.

          The consignment agreement may be terminated by the gold lender upon 60 days notice. If the gold lender were to terminate its existing gold consignment agreement, HMS does not believe it would experience an interruption of its gold supply that would materially adversely affect its business. HMS believes that other consignors would be willing to enter into similar arrangements should its gold lender terminate its relationship with the company.

          The consignment agreement contains certain restrictive covenants relating to maximum usage, net worth, working capital, and other financial ratios, and the agreement requires HMS to own a specific amount of gold at all times.

9.        Income taxes

          Income tax expense (benefit) from continuing operations for the years ended July 31, 2003 and 2002 consists of:

                                2003        2002

               Current        $   --      $   --
               Deferred        (89,200)      9,500
                              --------    --------
                 Total        $(89,200)   $  9,500
                              ========    ========


         Actual income tax expense (benefit) applicable to earnings (loss) before income taxes from continuing operations is reconciled with the "normally expected" federal income tax expense (benefit) for the years ended July 31, 2003 and 2002 as follows:

                                                            2003           2002

         Normally expected income tax expense (benefit)   $(113,100)   $   9,500
         Deferred tax asset valuation allowance .......      20,500         --
         Non-deductible items and other ...............       3,400         --
                                                          ---------    ---------
                                                          $ (89,200)   $   9,500
                                                          =========    =========


         The deferred income tax assets and liabilities at July 31, 2003 are comprised of the following:
                                                         Current     Noncurrent

         Allowance for bad debts and returns .......   $   21,000   $     --
         Net operating loss carryforwards ..........    1,353,700         --
         Marketable securities allowance ...........       29,100      138,900
                                                       ----------   ----------
                                                        1,403,800      138,900
         Valuation allowance .......................    1,202,600         --
                                                       ----------   ----------
             Deferred income tax assets ............      201,200      138,900
         Deferred income tax liability - asset basis         --        (11,300)
         Deferred income tax liability - goodwill ..         --       (143,000)
                                                       ----------   ----------
             Net deferred income tax assets ........   $  201,200   $  (15,400)
                                                       ==========   ==========

         The Company has available net operating loss carryforwards in the amount of $3,981,000, which expire between 2020 and 2023.


10.      Related party transactions

          HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $96,900 during fiscal 2003 and fiscal 2002. HMS Leasing Company, LLC is owned by the president of HMS. HMS is a guarantor of the loan obligation of HMS Leasing Company, LLC on the facility, which has a balance of $535,813 at July 31, 2003.

          At July 31, 2003, the Company owed G. David Gordon, a shareholder and the brother of a Director, $18,621 in accrued interest. In addition,
          G. David Gordon is owed compensation in the amount of $75,000 at July 31, 2003, which is payable one-half in SGD common stock and one-half in cash and is recorded in accrued expenses. During fiscal 2003, G. David Gordon was issued 2,000,000 common shares for issuing his personal guarantee on the Company's obligation to the gold lender and the Company's $835,000 note obligation. G. David Gordon also received 1,000,000 shares pursuant to a settlement agreement with the Company.

          At July 31, 2003, the Company had made net advances of $2,254 to the president of HMS, including companies owned by him. During fiscal 2003, the president of HMS was issued 1,100,000 common shares for extending the $1,250,000 note obligation due him.

          See Note 7 for details of the $1,330,000 in note obligations to related parties.

          The Company has made net sales to Premier of $95,997 and $543,784 during fiscal 2003 and fiscal 2002, respectively, and has net receivables from Premier at July 31, 2003 of $60,263. The Company owns 7.9% of the stock of Premier at July 31, 2003 and the Chief Executive Officer of Premier is a Director of the Company. On October 10, 2003 Premier filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division; Case No. LA 03-36445 BR. The Company reduced its receivable from Premier to the amount they estimate is collectible and recorded a write-down of $70,000 on July 31, 2003.

          G. David Gordon and the President of Tandori acquired the assets and assumed substantially all liabilities of Tandori effective July 31, 2003. The Company realized a gain of $233,169 on the transaction.


11.      Capital stock

                                  Common stock

          The Company has 200,000,000 shares of common stock (par value $.0001) authorized and 36,266,077 shares issued and outstanding at July 31, 2003.

          During fiscal 2003, the Company issued 3,100,000 shares of its common stock for loan and guaranty fees associated with extending existing loans and credit agreements and issued 1,000,000 shares of its common stock for a settlement. These non-cash transactions were valued at the closing price of the Company's common stock on the date of the transactions, $155,000 and $50,000, respectively. The Company also sold 4,000,000 shares of its common stock in private transactions for $200,000. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Exchange Act.

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

          The Company's financial statements were restated during fiscal 2002 to reflect the correction of an error in the number of shares issued in the June 10, 1999 acquisition of Con-Tex Silver Imports, Inc. and Jewelry Solutions & Commerce, Inc. On August 12, 1999 the Company had requested that 75,000,000 and 10,000,000 shares, respectively, be issued for these acquisitions. Effective September 10, 1999 the Company reverse-split all of its outstanding common stock, one share for each six shares outstanding. The above certificates, representing the 85,000,000 shares were issued on September 10, 1999 but were not reverse-split, as they should have been. Accordingly, the outstanding shares are adjusted downward by 70,833,331 shares. This adjustment does not change previously reported net income (loss).

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

          On June 1, 2001, and pursuant to the Plan, the Board of Directors of the Company granted options to each member of the Board of Directors with an exercise price of $1.00 per share. The options expire on June 1, 2004. The following is a summary of option activity for the two years ended July 31, 2003:
                                            Options Outstanding
                                            -------------------
                                                         Weighted
                                    Options              Average
                                    Available            Exercise
                                   for Grant   Options    Price
                                   ---------   -------    -------

         Balance, July 31, 2001   9,492,000     400,000  $ 1.00
                                  ---------   ---------    -----
         Granted ..............        --          --       --
         Expired ..............     100,000    (100,000)   1.00
         Exercised ............        --          --       --
                                  ---------   ---------    -----
         Balance, July 31, 2002   9,592,000     300,000  $ 1.00
                                  ---------   ---------    -----
         Granted ..............        --          --       --
         Expired ..............        --          --       --
         Exercised ............        --          --       --
                                  ---------   ---------    -----
         Balance, July 31, 2003   9,592,000     300,000  $ 1.00
                                  =========   =========    =====


          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options.

12.      Commitments and Contingencies

          Rent expense amounted to $96,900 during fiscal 2003 and fiscal 2002. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2004 - $96,900; 2005 - $96,900; 2006 - $96,900; 2007 - $96,900; 2008 -
          $96,900 and thereafter - $218,025.

          HMS is a guarantor of the loan obligation of HMS Leasing Company, LLC on the facility, which has a balance of $535,813 at July 31, 2003.

          From time to time during their normal course of operations, the Company maintained cash balances in a financial institution which exceeded the insurance limits of the Federal Depository Insurance Corporation.

13.       Segment information

          The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. With the disposition of Silver and Tandori, continuing operations currently includes only one segment, the wholesale gold operations of HMS.

14.       Legal matters

          On December 13, 2002, SGD filed a petition against James G. "Greg" Gordon ("Gordon") in the 342nd District Court, Tarrant County, Texas alleging breach of fiduciary duty, conversion of corporate funds and misappropriation of corporate funds. SGD alleged that Gordon, who was President of SGD from June 10, 1999 until November 25, 2002, wrongfully and without authority or approval, transferred approximately $2.7 million from two separate SGD bank accounts into an account or accounts held by Silver. Thereafter, Gordon utilized a portion of SGD's funds for his and his family's personal use and enjoyment, his personal financial gain and for unauthorized transactions on Silver's behalf. SGD was seeking to recover its damages, which were in excess of $2.7 million, costs of court and pre-judgment interest, as allowed by law. SGD dismissed its claim against Gordon as it determined the cost would exceed any benefit and the funds it saved could be used to pay creditors of the Company; however the Company still maintains the right to re-file the lawsuit against Gordon.

          On January 3, 2003, James G. Gordon and Lisa K. Gordon ("Plaintiffs") filed a petition in the District Court of Montgomery County, Texas, Cause No. 03-01-00006-CV against SGD Holdings, Ltd., G. David Gordon and David Covey. G. David Gordon is the brother of James G. Gordon and David Covey is president of Tandori, Inc., a wholly owned subsidiary of SGD. Plaintiffs, in their claim asserted against SGD, are seeking to declare the one for six stock split, which occurred in September 1999, void. If declared void, they claim they would presently own 75,000,000 shares of SGD common stock instead of 11,250,000 shares of SGD common stock as currently reported by the Company. Presently, Company Counsel has not had adequate time to assess the merits of Plaintiffs' claim and is therefore unable to determine a possible outcome or the extent of the Companys' liability, if any.

          In March 2003, Con-Tex Silver Imports, Inc. filed a petition in the District Court of Galveston County, Texas, Cause No. 03CV0316 against Debbie King, the sister-in-law of James G. Gordon. Effective October 28, 2002, James G. Gordon, the former President of Silver entered into a transaction with his sister-in-law whereby he sold the assets of one of the retail locations of Silver for cash proceeds of $30,645. The Company recorded a loss on the transaction of $51,015. In its claim, Silver alleged conspiracy, unjust enrichment and that the sale of the retail location is void because of unconscionability. Additionally,

          Silver requested a return of profits received by Defendant. This action is currently stayed due to Silver filing a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code on April 23, 2003. The Voluntary Petition for Reorganization under Chapter 11 was converted to Chapter 7 on September 23, 2003.

          On April 23, 2003, SGD's wholly owned subsidiary, Con-Tex Silver Imports, Inc. filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division, Case No. 03-43783-DML-11.

          On May 2, 2003, Lakewood Development Corporation ("Lakewood"), a stockholder, filed a petition in the District Court of Tarrant County, Texas, Cause No. 96 198685 03 against SGD Holdings, Ltd. and James G. Gordon, former President of SGD. Lakewood, in its claim asserted against SGD and Gordon, alleged fraud in stock transactions under
          Section 27.01 of the Texas Business and Commerce Code, violations of the anti-fraud provisions of the Texas Securities Act and common law fraud. In addition, Lakewood is alleging breach of fiduciary duty against Gordon. Lakewood is seeking restitution of the $7,817,500 which it invested in common stock based upon representations made by Gordon, together with damages, expenses and interest. Presently, Company counsel has not had adequate time to assess the merits of Lakewood's claims and therefore is unable to determine a possible outcome or the extent of the Company's liability, if any.

15.       Fourth quarter adjustments

          During the fourth quarter, the Company selected an offer to sell the assets and business of Tandori in exchange for an assumption of the majority of the liabilities of Tandori. In addition, the Company determined the necessity of converting Silver's Voluntary Petition for Reorganization under Chapter 11 to Chapter 7. Both businesses are included in discontinuied operations.

          The Company reduced its receivable from Premier, a related party, by $70,000 as a result of Premier filing for a Voluntary Petition for Reorganization under Chapter 11.

16.      Subsequent event

          Effective August 29, 2003, HMS loaned a company $100,000 and entered into a letter of intent which provides in part, that HMS has the option for one year to convert the $100,000 loan into 51% ownership of the company. In addition, HMS has the option to acquire an additional 29% of the company for that shareholder's capital contributions to the company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 10, 2003, the Company dismissed its former principal accountant, Stephen
P. Higgins, CPA of Huntington, New York, and engaged Guest & Company, P.C., Certified Public Accountants, of Tulsa, Oklahoma, as its principal accountants. The decision to change accountants was approved by the Board of Directors of the Company.

During the fiscal year ended July 31, 2002 and the subsequent interim periods through January 31, 2003, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement, and Stephen P. Higgins, CPA has not advised the Company of any reportable events as defined in paragraph (A) through (D) of Regulation S-K Item 304(a)(1)(v).

The accountant's report of Stephen P. Higgins, CPA as of and for the year ended July 31, 2002, did not contain any adverse opinion or disclaimer of opinion.


ITEM 8A  CONTROLS AND PROCDEURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2003, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                                      POSITION OR OFFICE                     DATE FIRST
NAME                                    AGE           WITH THE COMPANY                       ELECTED/
                                                                                             APPOINTED
Dr. Terry Washburn                      50            Acting CEO, Director                   2000
James G. Gordon                         37            Director                               1999
Mitch Horowitz                          42            Director                               2001
Harry M. Schmidt                        58            President, HMS Jewelry                 2000
Richard T. Clark                        56            Director                               2003

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

James G. Gordon has been a Director of SGD since 1999 and was President of SGD until November 25, 2002. Prior to starting the Company, Mr. Gordon was founder and President of Con-Tex Silver Imports, Inc., a wholesale and retail jewelry operation commencing in 1994. Mr. Gordon received a Bachelor of Science Degree from the University of Arkansas in 1990 and has been involved in the jewelry wholesale business since 1990. Mr. Gordon has also been a Certified Gemologist since 1990.

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

Richard T. Clark became a Director In May 2003. Mr. Clark is President of Clark Capital Corp. in Tulsa, Oklahoma. Clark Capital Corp. deals in public company corporate restructurings, including bankruptcies and tax arbitrage. Mr. Clark worked as an independent broker at S.C. Costa Co. from 1989-1992 dealing in corporate finance. Previous to that, he was Vice President at Dean Witter Reynolds and before that, served as Vice President of Rotan Mosle, Inc. (later acquired by Paine Webber). Mr. Clark received his BA from the University of Tulsa in 1970 and an MBA with a major in finance from there in 1979.

AUDIT COMMITTEE
The Board of Directors has determined that Richard T. Clark meets the requirements of a financial expert and serves as Chairman of the Audit Committee. Mr. Clark is independent as specified in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The small business issuer has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is made up of Mr. Clark and Mr. Horowitz.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Mr. Washburn and Mr. Horowitz timely filed their Form 5's reporting no change and Mr. Clark timely filed his Form 5, which included his Form 3 transaction. Mr. Gordon had not filed his Form 5 as of October 31, 2003.

ITEM 10.          EXECUTIVE COMPENSATION

The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended July 31, 2003. The Company has no long-term compensation plans.

                           SUMMARY COMPENSATION TABLE

NAME AND                   FISCAL                                                     OTHER                  ALL
PRINCIPAL                  YEAR                                                      ANNUAL                OTHER
POSITION                   ENDED               SALARY       BONUS              COMPENSATION         COMPENSATION

Terry Washburn             07/31/03                 -           -                   $24,000                    -
(Acting CEO                07/31/02                 -           -                   $24,000                    -
since 11/25/02)            07/31/01                 -           -                   $14,000                    -

James G. Gordon            07/31/03           $42,500           -                         -                    -
(President until           07/31/02          $102,000           -                         -                    -
11/25/02)                  07/31/01          $102,000           -                         -                    -

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

On September 1, 1999, the Company established a stock option plan, which reserved 10,000,000 shares of the Company's common stock for issue to certain employees, directors and consultants. The Plan provides that options may be granted for no less than fair market value at the date of the option grant. During fiscal 2001, options to acquire 100,000 shares at $1.00 per share for one year were granted to each of the four directors. The outside directors received $500 each for their service as a director during fiscal 2002 and have received no compensation for their service as a director during fiscal 2003. There were no long-term incentive plan awards during the fiscal year.

There were no option/SAR grants during fiscal 2003 and there were no option/SAR exercises during fiscal 2003.

At July 31, 2003, Directors Terry Washburn, James G. Gordon and Mitch Horowitz each had an option to acquire 100,000 shares of the Company's common stock at $1.00 per share. The options expire on June 1, 2004. The unexercised options have no value at July 31, 2003 as they are not in-the-money.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates all persons who, as of October 31, 2003, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. As of October 31, 2003, there were 36,266,077 shares of the Company's common stock outstanding.


TITLE                      NAME AND ADDRESS                             AMOUNT AND NATURE
OF                           OF BENEFICIAL                                OF BENEFICIAL                   % OF
CLASS                            OWNER                                        OWNER                      CLASS

Common              James G. Gordon #                                         11,350,000                    31.2%
                    111 Rhodes
                    Conroe, TX  77301

Common              Lakewood Development                                       4,500,000                   12.4%
                    5525 North Mac Arthur Blvd., #615
                    Irving, TX  75038

Common              Evolve One, Inc.                                           1,866,666                     6.6%
                    6413 Congress Ave, Ste 240
                    Boca Raton, FL 33487

Common              Dr. Terry Washburn #                                         100,000                     *
                    1701 West N.W. Highway
                    Grapevine, TX  76051

Common              Mitch Horowitz #                                             100,000                     *
                    1199 S. Bell Line Rd, Ste 100
                    Coppell, TX  75019

Common              Richard T. Clark                                           1,000,000                     2.8%
                    1165 E 24th Place
                    Tulsa, OK  74114


Common              All directors and executive                               12,550,000                    34.3%
                    officers as a group (four persons)

* Less than 1%.

# Includes option to acquire 100,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS

HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $96,900 during fiscal 2003 and fiscal 2002. HMS Leasing Company, LLC is owned by the president of HMS. HMS is a guarantor of the loan obligation of HMS Leasing Company, LLC on the facility, which has a balance of $535,813 at July 31, 2003.

At July 31, 2003 the Company owed G. David Gordon, a shareholder and the brother of a Director $18,621 in accrued interest. In addition, Gordon is owed compensation in the amount of $75,000 at July 31, 2003 which is payable one-half in SGD common stock and one-half in cash. During fiscal 2003, Gordon was issued 2,000,000 common shares for issuing his personal guarantee on the Company's obligation to the gold lender and the Company's $835,000 note obligation. Gordon also received 1,000,000 shares pursuant to a settlement agreement with the Company.

At July 31, 2003, the Company had made net advances to the president of HMS, including companies owned by him, of $2,254. During fiscal 2003 the president of HMS was issued 1,100,000 common shares for extending the $1,250,000 note obligation due him.

The Company has made net sales to Premier of $95,997 and $543,784 during fiscal 2003 and fiscal 2002, respectively, and has receivables from Premier at July 31, 2003 of $60,263. The Company owns 7.9% of the stock of Premier at July 31, 2003 and the Chief Executive Officer of Premier is a Director of the Company. On October 10, 2003 Premier filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division; Case No. LA 03-36445 BR. The Company reduced its receivable from Premier to the amount they estimate is collectible and recorded a write-down of $70,000 on July 31, 2003.

The Company has current notes payable to related parties at July 31, 2003 in the total amount of $1,330,000, as more particularly described in Note 7 to the consolidated financial statements.

G. David Gordon and the President of Tandori acquired the assets and assumed substantially all liabilities of Tandori effective July 31, 2003. The Company realized a gain of $233,169 on the transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS - See Exhibit Index at Page 52
(B) REPORTS ON FORM 8-K -
   o On May 8, 2003 the Company filed Form 8-K to report that its wholly owned subsidiary, Con-Tex Silver Imports, Inc. filed, on April 23, 2003, a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division; Case No. 03-43783-DML-11. The filing was necessitated as a result of James G. Gordon, a Director and former President of the Registrant, locking Con-Tex employees out of the office and warehouse premises, which Gordon owned and leased to Con-Tex, thus preventing Con-Tex from operating.
   o On June 16, 2003 the Company filed Form 8-K to report the dismissal of its former principal accountant, Stephen P. Higgins, CPA, of Huntington, New York and engaged Guest & Company, P.C., Certified Public Accountants, of Tulsa, Oklahoma as its principal accountants. The change was effective June 10, 2003.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES - The aggregate fees billed as of October 31, 2003 for professional services rendered by the Company's current accountant was $31,211 for the audit of the Company's annual financial statements for the fiscal year ended July 31, 2003 and for the reviews of the financial statements included in the Company's Forms 10-QSB for that fiscal year. The Company's prior accountant billed $33,500 during fiscal 2003 for the prior year audit and review of the applicable Forms 10-QSB for fiscal 2003.

AUDIT-RELATED FEES - None.

TAX FEES - None.

ALL OTHER FEES - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2003.

AUDIT COMMITTEE POLICIES AND PROCEDURES - Not applicable.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees - Not applicable.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      SGD HOLDINGS, LTD.



Date:  November 12, 2003                           By:  /s/ Terry Washburn
                                                  -----------------------------
                                                  Terry Washburn
                                                  President, Acting CEO and
                                                  Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  November 12, 2003                           By:  /s/ Terry Washburn
                                                  -----------------------------
                                                   Terry Washburn
                                                   Director

Date:  November 12, 2003                           By:  /s/ Mitch Horowitz
                                                   -----------------------------
                                                   Mitch Horowitz
                                                   Director

Date:  November 12, 2003                           By:  /s/ Richard T. Clark
                                                   -----------------------------
                                                   Richard T. Clark
                                                   Director

Date:  November 12, 2003                           By:  /s/
                                                   -----------------------------
                                                   James G. Gordon
                                                   Director

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

16                    Letter on change in certifying accountant                                          N/A

18                    Letter on change in accounting principles                                          N/A

21                    Subsidiaries of the Registrant                                                   Item 1

22                    Published report regarding matters submitted to vote                               N/A

23                    Consent of experts and counsel                                                     N/A

24                    Power of Attorney                                                                  N/A

31                    Certification pursuant to 18 U.S.C. Section 1350
                      Section 302 of the Sarbanes-Oxley Act of 2002                                      52

32                    Certification pursuant to 18 U.S.C. Section 1350
                      Section 906 of the Sarbanes-Oxley Act of 2002                                      53

Exhibit 31

     SGD HOLDINGS, LTD. FORM 10-KSB FOR THE FISCAL YEAR ENDED JULY 31, 2003 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry Washburn, certify that:

1. I have reviewed this annual report on Form 10-KSB of SGD Holdings, Ltd. (the registrant);
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have; a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and c) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;
5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                                     /s/ Terry Washburn
                                                     ------------------
                                                     Terry Washburn
                                                     President and Acting CEO
                                                     November 12, 2003

Exhibit 32

     SGD HOLDINGS, LTD. FORM 10-KSB FOR THE FISCAL YEAR ENDED JULY 31, 2003 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry Washburn, certify that

1.   I am the President and Acting chief executive officer of SGD Holdings, Ltd.
2. Attached to this certification is Form 10-KSB for the fiscal year ended July 31, 2003, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the "Exchange Act"), which contains financial statements.
3. I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that
     o The periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and
     o The information in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.


November 12, 2003                                     /s/ Terry Washburn
                                                      --------------------------
                                                      Terry Washburn
                                                      President and Acting CEO

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by SGD Holdings, Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.

This certification will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. This certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 even if the document with which it is submitted to the Securities and Exchange Commission is so incorporated by reference.