Form 10QSB
period 2003-10-31
SGD HOLDINGS LTD
filed 2003-12-15
CIK 1106836

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the Quarter ended: October 31, 2003

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


                    Issuer's telephone number (972) 248-0266


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

The number of shares outstanding of registraint's common stock, par value $.0001 per share, as of November 30, 2003 was 36,266,077.

Transitional Small Business Disclosure Format (Check one) Yes() No(X)



SGD HOLDINGS, LTD. AND SUBSIDIARIES

Form 10-QSB Index

                                                                                            Page No.

Part I.                     Unaudited Financial Information

           Item 1.          Condensed Consolidated Balance Sheet -
                            October 31, 2003                                                   3

                            Condensed Consolidated Statements of Operations -
                            Three Months Ended October 31, 2003 and 2002                       4

                            Condensed Consolidated Statements of Cash Flows -
                            Three Months Ended October 31, 2003 and 2002                       5

                            Notes to Condensed Consolidated Financial Statements -
                            Three Months Ended October 31, 2003 and 2002                      6-14

           Item 2.          Managements Discussion and Analysis of Financial
                            Condition and Results of Operations                              15-18

           Item 3.          Controls and Procedures                                          18-19

Part II.                    Other Information                                                19-23


SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
October 31, 2003
(Unaudited)

ASSETS:
Current assets:
 Cash and cash equivalents ....................................     $   584,050
 Trade accounts receivable, net of allowance of $61,752 .......       2,270,005
 Marketable equity securities .................................          28,184
 Inventory ....................................................       2,589,577
 Due from related parties .....................................          61,184
 Deferred income taxes ........................................         207,100
 Prepaid expenses and other assets ............................         377,093
                                                                    -----------
  Total current assets ........................................       6,117,193
Property and equipment, net ...................................         219,283
Goodwill, net .................................................       3,490,612
Marketable equity securities ..................................           3,550
Other assets ..................................................          22,997
                                                                    -----------
     Total assets .............................................     $ 9,853,635
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Note payable .................................................     $   835,000
 Notes payable - related parties ..............................       1,330,000
 Accounts payable .............................................       1,511,402
 Accrued expenses .............................................          82,096
 Due to related parties .......................................         164,388
                                                                    -----------
  Total current liabilities ...................................       3,922,886
Deferred income taxes payable .................................           9,400
                                                                    -----------
     Total liabilities ........................................       3,932,286
                                                                    -----------
Commitments and contingencies

Stockholders' equity:
 Common stock, $.0001 par value; 200,000,000 shares authorized;
   36,266,077 shares issued and outstanding ...................           3,627
 Additional paid-in capital ...................................       9,810,868
 Accumulated deficit ..........................................      (3,612,046)
 Accumulated other comprehensive loss .........................        (281,100)
                                                                    -----------
   Total stockholders' equity .................................       5,921,349
                                                                    -----------
     Total liabilities and stockholders' equity ...............     $ 9,853,635
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three Months Ended October 31, 2003 and 2002
(Unaudited)

                                                                      2003             2002

Sales and revenues ...........................................     $ 3,544,727      $ 3,994,956
Cost of sales ................................................       2,719,651        3,006,297
                                                                   -----------      -----------
  Gross profit ...............................................         825,076          988,659
Selling, general and administrative expense ..................         774,650          657,234
                                                                   -----------      -----------
  Earnings from operations ...................................          50,426          331,425

Other income (expense):
  Unrealized gain (loss) on marketable securities ............          19,670           (4,371)
  Interest expense ...........................................         (12,107)         (25,622)
  Interest expense - related parties .........................         (45,350)         (26,000)
  Gold consignment fee .......................................         (35,361)         (38,799)
  Interest and other income ..................................           2,883            2,114
                                                                   -----------      -----------
    Total other income (expense) .............................         (70,265)         (92,678)
                                                                   -----------      -----------
Earnings (loss) from continuing operations before income taxes         (19,839)         238,747
Income tax expense (benefit) .................................          (5,900)          82,000
                                                                   -----------      -----------

Earnings (loss) from continuing operations ...................         (13,939)         156,747
                                                                   -----------      -----------
Discontinued operations:
 Loss from operation of discontinued operations ..............            --           (245,814)
 Income tax benefit ..........................................            --            (83,700)
                                                                   -----------      -----------
     Loss on discontinued operations .........................            --           (162,114)
                                                                   -----------      -----------
Net loss .....................................................     $   (13,939)     $    (5,367)
                                                                   ===========      ===========

Basic and diluted earnings (loss) per share:
  Continuing operations ......................................     $     (0.00)     $      0.01
  Discontinued operations ....................................            --              (0.01)
                                                                   -----------      -----------
     Net loss per share ......................................     $     (0.00)     $     (0.00)
                                                                   ===========      ===========

Weighted average shares outstanding (thousands) ..............        36,266.1         28,166.1
                                                                   ===========      ===========

See accompanying notes to condensed consolidated financial statements.



SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Three Months Ended October 31, 2003 and 2002
(Unaudited)

                                                                                    2003           2002

Cash flows used in operating activities:
Net loss ................................................................     $   (13,939)     $    (5,367)
  Loss from discontinued operations .....................................            --            162,114
                                                                              -----------      -----------
     Earnings (loss) from continuing operations .........................         (13,939)         156,747

Adjustments to reconcile net earnings (loss) to net cash used inoperating activities:
  Depreciation and amortization .........................................          18,372           16,502
  Deferred income taxes .................................................          (5,900)          82,000
  Unrealized (gain) loss on marketable securities .......................         (19,670)           4,371
  Changes in assets and liabilities:
    Accounts receivable .................................................      (1,106,316)      (1,558,555)
    Inventory ...........................................................        (388,758)        (747,411)
    Other assets ........................................................         (58,398)          56,328
    Accounts payable and accrued expenses ...............................       1,267,948        1,108,136
                                                                              -----------      -----------
Net cash used in continuing operations ..................................        (306,661)        (881,882)
  Net cash used in discontinued operations ..............................            --           (263,564)
                                                                              -----------      -----------
     Net cash used in operations ........................................        (306,661)      (1,145,446)
                                                                              -----------      -----------

Cash flows used in investing activities:
  Capital expenditures ..................................................          (8,117)          (4,201)
                                                                              -----------      -----------
Net cash used in continuing operations ..................................          (8,117)          (4,201)
  Net cash used in discontinued operations ..............................            --             (5,373)
                                                                              -----------      -----------
     Net cash used in investing activities ..............................          (8,117)          (9,574)
                                                                              -----------      -----------
Cash flows provided by financing activities:
  Repayment of notes payable ............................................            --            (12,876)
                                                                              -----------      -----------
Net cash from continuing operations .....................................            --            (12,876)
  Net cash from discontinued operations .................................            --            285,523
                                                                                               -----------

     Net cash provided by financing activities ..........................            --            272,647
                                                                              -----------      -----------
Net decrease in cash and cash equivalents ...............................        (314,778)        (882,373)
Cash and cash equivalents, beginning of period ..........................         898,828        1,156,355
                                                                              -----------      -----------
Cash and cash equivalents, end of period ................................     $   584,050      $   273,982
                                                                              ===========      ===========

See accompanying notes to condensed consolidated financial statements.

SGD HOLDINGS, LTD. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

Three Months Ended October 31, 2003 and 2002


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIes

(a)      Principles of Consolidation AND PRESENTATION

              The condensed consolidated financial statements include the accounts of SGD Holdings, Ltd. ("SGD") and its wholly owned subsidiaries HMS Jewelry Company, Inc. ("HMS"), Jewelry Solutions & Commerce, Inc. ("Jewelry"), Tandori, Inc. ("Tandori"), Contex Silver Imports, Inc.("Silver") which is inactive and Rings
              N' Things, LLC ("Rings"), the 80% owned subsidiary of Jewelry, (collectively referred to as the "Company"). All material intercompany accounts and transactions have been eliminated.

(b)      Organization

              SGD was incorporated on May 22, 1996 in Delaware as Transun International Airways, Inc. and until June 1999 was a development stage company with plans to establish itself as an ai transport company providing non-scheduled air service
              (charter flights) for tour operators, charter brokers, cruise line casinos, theme parks and theme attractions. Transun International Airways, Inc. changed its name to Goldonline International, Inc. on June 10, 1999. Goldonline International, Inc. changed its name to SGD Holdings, Ltd. on January 24, 2001.

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

              HMS was incorporated on October 12, 2000 in Texas. Tandori was incorporated on November 9, 1998 in Nevada. Jewelry was incorporated on February 3, 1999 in Delaware. Rings was incorporated on September 2, 2003 in Nevada.

              On June 10, 1999, SGD acquired all of the issued and outstanding common stock of Con-Tex Silver Imports, Inc. ("Silver") and Jewelry. For accounting purposes, the acquisitions were treated as the acquisition of Silver and Jewelry by SGD with Silver as the acquiror (reverse acquisition). The historical financial amounts prior to June 10, 1999 is that of Silver.

              Effective October 1, 2000, SGD completed the acquisition of HMS Jewelry Co., Ltd., a Texas limited partnership, and HMS Operating Company, a Texas corporation, and transferred the assets acquired and liabilities assumed into HMS Jewelry Company, Inc. For accounting purposes, the acquisition was treated as a purchase.

              Effective September 1, 2001, SGD completed the acquisition of Tandori, Inc. in a transaction treated as a purchase for accounting purposes.

(c)      Discontinued Operations

              The operations of Silver and Tandori were discontinued at the end of July 2003, see Note 2.


(d)      Nature of Business

              SGD is a holding company principally engaged in acquiring and developing jewelry businesses. HMS is primarily involved in the wholesale gold jewelry business. Jewelry is evaluating its e-commerce site and Jewelry and Rings are considering other retail options.

(e)      General

              The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended July 31, 2003, which is included in the Company's Form 10-KSB dated July 31, 2003 and filed November 13, 2003. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

(f)      Stock Options and Warrants

              The Company accounts for stock-based awards to employees using the intrinsic value method described in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying condensed consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price of the stock on the date of the grant.

              As of October 31, 2003, the Company had options outstanding to its three current directors and one former director, which vested on May 31, 2001, for 100,000 shares each. No options have been granted since that date. Accordingly, there is no pro forma disclosure for the current period.

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


(g)       Recent accounting pronouncements

              In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Adoption of this Statement did not have an impact on the Company's financial position or results of operations.

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

          Silver was involved in both the wholesale and retail jewelry business, principally silver, with retail locations in Texas. The wholesale operation of Silver consisted of sales directly from its headquarters in Conroe, Texas, sales from a Dallas location and sales from jewelry shows at locations throughout the south central United States. Silver had sales of $558,820 during the three months ended October 31, 2002.

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

         Tandori operated under the LifeStyle Technologies(TM) name as a full service home technology integration company providing complete installation and equipment for structured wiring, home audio, home theater, home security, PC networking, central vacuum, accent lighting and other current technology applications. Tandori had sales of $1,099,143 during the three months ended October 31, 2002.


3.       RELATED PARTY TRANSACTIONS

         HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This obligation amounted to $24,225 during the three-month periods ended October 31, 2003 and 2002. HMS Leasing Company, LLC is owned by the president of HMS. HMS is a guarantor of the loan obligation of HMS Leasing Company, LLC on the facility, which has a balance of $527,233 at October 31, 2003.

         At October 31, 2003, the Company owed G. David Gordon, CEO of HMS, a shareholder and the brother of a Director, $18,888 in accrued interest. In addition, G. David Gordon is owed compensation in the amount of $112,500 at October 31, 2003, which is payable one-half in SGD common stock and one-half in cash.

         At October 31, 2003, the Company had made net advances of $921 to the president of HMS, including companies owned by him.

         See Note 7 for details of the $1,330,000 in note obligations to related parties.

         The Company has made net sales to Premier Concepts, Inc. ("Premier") of $33,924 during the three-month period ended October 31, 2002 and no sales during the current quarter. The Company has net receivables from Premier at October 31, 2003 of $60,263. The Company owns 7.9% of the stock of Premier at October 31, 2003 and the Chief Executive Officer of Premieris the Acting CEO and a Director of the Company. On October 10, 2003 Premier filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division; Case No. LA 03-36445 BR.

         Amounts due to related parties include $33,000 in accrued compensation due to Terry Washburn, Acting CEO of the Company.

4.       MARKETABLE EQUITY SECURITIES

         The following summarizes the Company's investments in securities at October 31, 2003: Trading securities:
          Cost .................     $ 93,581
          Unrealized gain (loss)      (65,397)
                                     --------
              Fair value .......     $ 28,184
                                     ========

        Available-for-sale securities (Premier Concepts, Inc., a related party):
          Cost .................     $ 429,550
          Unrealized gain (loss)      (426,000)
                                     ---------
              Fair value .......     $   3,550
                                     =========
         The Company recognized an unrealized gain from trading securities in the amount of $19,670 during the three month period ended October 31, 2003. The Company recognized an unrealized loss from trading securities in the amount of $4,371 during the three month period ended October 31, 2002.
         Unrealized losses from available-for-sale securities, which are restricted under Rule 144 and which are included as a component of equity, as of October 31, 2003, were as follows:

          Unrealized losses ...........................     $(426,000)
          Deferred income taxes .......................       144,900
                                                            ---------
          Accumulated other comprehensive income (loss)     $(281,100)
                                                            =========

5.       INVENTORIES AND GOLD CONSIGNMENT AGREEMENT

         Inventories at October 31, 2003 consist of:

          Inventory, principally gold jewelry     $ 5,765,711
          Less consigned gold ...............      (3,176,134)
                                                  -----------
               Net inventories ..............     $ 2,589,577
                                                  ===========

          HMS has a gold consignment agreement with a gold lender. Under the terms of the agreement, HMS is entitled to lease the lesser of an aggregate amount of 13,200 ounces, or an aggregate consigned gold value not to exceed $4,950,000 less any balance outstanding on its $1,500,000 line of credit. Title to such consigned gold remains with the gold lender until HMS purchases the gold. However, during the period of consignment, the entire risk of loss, damage or destruction of the gold is borne by HMS. The purchase price per ounce is based on the daily Second London Gold Fix. HMS pays the gold consignor a consignment fee based upon the dollar value of gold ounces outstanding, as defined in the agreement. At October 31, 2003, HMS had 8,223 ounces of gold on consignment with a market value of $3,176,134 ($386.25 per ounce).

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

          The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS does not have any advances on this line of credit at October 31, 2003.

          Payment for the consigned gold and the line of credit is secured by substantially all property of HMS including its cash, accounts receivable, inventory and equipment, the personal guarantee of the President of HMS, the personal guaranty of G. David Gordon and the corporate guarantee of SGD.

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


6.       NOTE PAYABLE

          The Company has a note payable to a company in the amount of $835,000 which was due on July 31, 2003. The terms of the note include interest at 5.8%, payable monthly and all of the issued and outstanding stock of HMS is collateral on the note. Subject to ratification by the Board of Directors, the Company will issue 250,000 shares of its common stock with anti-dilution rights as a loan extension fee and 1,210,746 shares of its common stock with anti-dilution rights to pay the accrued interest through July 31, 2003 to extend the note to July 31, 2004. The extended note will continue to have interest payable at 5.8% and will be convertible into common stock at $.015 per share or the market price, limited to 9.9% of the total outstanding shares of the Company at the time. All of the issued and outstanding common stock of HMS will continue to be collateral on the note, in second position behind the collateral position of the president of HMS. In the event of default on any of the loans secured by the HMS common stock, the lender will have the option to purchase HMS for $5,000,000.


7.       NOTES PAYABLE DUE RELATED PARTIES

         Notes payable due related parties consists of the following at October 31, 2003:

          Note payable to the president of HMS, due on August 1, 2003;
          interest payable monthly at 8%; collateralized by the common stock of HMS; convertible into common stock of the Company at
          $.05 per share with anti-dilution rights (a) .................     $1,250,000

          Note payable to G. David Gordon, a shareholder and the brother of a Director of the Company; due on demand with interest at
          6% payable monthly; unsecured (b) ............................         30,000

          Note payable to G. David Gordon, a shareholder and the brother of a Director of the Company; due on demand with interest at
          8%; unsecured; convertible into common stock of the Company at
          $.01 per share (b) ...........................................         50,000
                                                                             ----------
            Total notes payable due related parties ....................     $1,330,000
                                                                             ==========

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

          (b) Subject to ratification of the Board of Directors, the Company will issue a combined note for $80,000 plus related accrued interest to G. David Gordon. The extended note will bear interest at 6% per annum; will be due July 31, 2004; will be secured by the common stock of HMS, in third position behind the other notes above; all principal and accrued interest is convertible into common stock of the Company at $.01 per share; and all shares have anti-dilution rights.


8.       SEGMENT INFORMATION

         The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. With the disposition of Silver and Tandori, continuing operations currently includes only one segment, the wholesale gold operations of HMS.

9.       LEGAL MATTERS

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

         On January 3, 2003, James G. Gordon and Lisa K. Gordon ("Plaintiffs") filed a petition in the District Court of Montgomery County, Texas, Cause No. 03-01-00006-CV against SGD Holdings, Ltd., G. David Gordon and David Covey. G. David Gordon is the brother of James G. Gordon and David Covey is president of Tandori, Inc., a wholly owned subsidiary of SGD. Plaintiffs, in their claim asserted against SGD, are seeking to declare the one for six stock split, which occurred in September 1999, void. If declared void, they claim they would presently own 75,000,000 shares of SGD common stock instead of 11,250,000 shares of SGD common stock as currently reported by the Company. Presently Company Counsel has not had adequate time to assess the merits of Plaintiffs' claim and is therefore unable to determine a possible outcome or the extent of the Company's liability, if any.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased from $2,198,988 at July 31, 2003 to $2,194,307 at October 31, 2003. The decrease in working capital of $4,681 consists of an increase in current assets of $1,263,264 less an increase in current liabilities of $1,267,945. The major items of the increase in current assets consisted of an increase in accounts receivable of $1,106,316, an increase in inventory of $388,758 and a decrease in cash of $314,778. The major increase in current liabilities was from an increase in accounts payable of $1,150,059. The increase in accounts receivable and accounts payable are seasonal increases due to pre-holiday sales.

     The Company has a number of unresolved legal issues with one of its Directors,James G. Gordon and will continue to have high legal costs, which amounted to apporximately $70,000 during the quarter ended October 31, 2003, until these issues can be resolved. The Company anticipates that it will be able to raise additional funds, as necessary, to fund these lawsuits.

     The Company is currently budgeting $90,000 for capital expenditures for the remainder of fiscal 2003. The Company plans to use cash and existing credit sources for the acquisitions.

     HMS relies on a gold consignment program, short-term borrowings and internally generated funds to finance its inventories and accounts receivable. HMS fills most of its gold supply needs through a gold consignment arrangement with a gold lender. Under the terms of that arrangement, HMS is entitled to lease the lesser of an aggregate of 13,200 ounces of fine gold or an aggregate consigned gold value not to exceed $4,950,000, reduced by any outstanding balance on its $1,500,000 line of credit. The consigned gold is secured by substantially all property of HMS, including its cash, accounts receivable, inventory and machinery and equipment, the corporate guaranty of SGD and the individual guarantees of Harry Schmidt, President of HMS, and G. David Gordon. HMS pays the gold lender a consignment fee based on the dollar value of ounces of gold outstanding under their agreement, which value is based on the daily Second London Gold Fix. HMS believes that its financing rate under the consignment arrangement is substantially similar to the financing rates charged to gold consignees similarly situated to HMS. As of October 31, 2003, HMS held 8,223 ounces of gold on consignment with a market value of $3,176,134.

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

     The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS does not have any advances on this line of credit at October 31, 2003.


RESULTS OF OPERATIONS

     The Company's sales and cost of sales may be summarized as follows for the three-month periods ended October 31, 2003 and 2002:

                                          2003             2002
          Sales and revenues     $      3,544,727    $ 3,994,956
          Cost of sales ....            2,719,651      3,006,297
                                       ----------     ----------
          Gross profit .....     $        825,076    $   988,659
                                       ==========     ==========

     Total sales, principally gold sales, have decreased $450,229 (11.3%) during the three month period ended October 31, 2003,as compared to the same prior year period.

     The Second London Gold Fix was $386.25 per ounce on October 31, 2003 as compared to $354.75 per ounce on July 31, 2003, the beginning of the current year quarter. The Second London Gold Fix was $316.55 per ounce on October 31, 2002 as compared to $304.65 per ounce on July 31, 2002. Sales volumes were down substantially during the current quarter, more than countering the approximate 22% average increase in gold price. The decline in volume sold is attributed to lower consumer spending due to the post-war activity in Iraq and the general state of the economy. In addition, the Company is currently in the second year of its catalog and sales have generally been better during the initial year of a catalog.

     Grossprofit has declined to 23.3% during the current year period from 24.7% during the same prior year period. HMS has a fixed dollar amount of profit for each ounce of gold sold. Accordingly, with the gold value increasing, the gross profit percentage is a smaller percentage of sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE The following summarizes the Company's selling, general and administrative expenses ("SGA") for the three-month periods ended October 31, 2003 and 2002:
                                          2003          2002

               Gold .............. $ 617,304   $ 617,705
               Corporate and other   157,346     39,529
                                     --------   --------
                 Total ........... $ 774,650   $ 657,234
                                     ========   ========

     Gold's SGA for the quarter ended October 31,2003 did not vary from the year earlier period. Corporate and other SGA increased $117,817 during the quarter ended October, 31, 2003 as compared to the year earlier period. Approximately $50,000 of the increase is attributed to salaries and $ 46,000 is primarily legal services related to the litigation with James G. Gordon.


     INTEREST EXPENSE AND GOLD CONSIGNMENT FEE - Related party interest expense increased $19,350 to $43,350 during the quarter ended October 31, 2003, as compared to the year earlier period. Interest expense decreased $13,515 during the quarter ended October 31, 2003, as compared to the year earlier period. The increase in related party interest expense includes amortization of a guaranty fee in the amount of $18,750. The balance of the increase is due to the addition of $30,000 in additional related party debt in the current year. The decrease in other interest expense is primarily due to the prior year amount including $13,300 in amortization of loan fees.

     The gold consignment fee decreased $3,438 during the three month period ended October 31, 2003, as compared to the prior year period.The decrease is due to having lower balances on the gold consignment facility as a result of a reduction in the number of ounces of gold on consignment. At October 31,2003 HMS had 8,223 ounces of gold on consignment with a related consignment obligation of 3,176,134 ($386.25 per ounce). At October 31, 2002 HMS had 11,857 ounces of gold on consignment with a related consignment obligation of $3,753,333 ($316.55 per ounce). Accordingly, the decrease is a result of the 31% decrease in the quantity of gold on consignment offset by the 22% increase in the price of gold.

     INTEREST AND OTHER INCOME - Interest and other income of the Company increased during the three month period ended October 31,2003 from the same year earlier period.

     UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES - The Company recognized an unrealized gain in the amount of $19,670 during the three month period ended October 31, 2003, from its investment in marketable equity securities that have been classified as trading securities. During the three month period ended October 31, 2002 the Company recognized an unrealized loss of $4,371.

     INCOME TAXES - The Company recorded an income tax benefit of $5,900 during the three month period ended October 31, 2003 and a provision for income taxes in the amount of $82,000 during the three month period ended October 31, 2002.

     DISCONTINUED OPERATIONS - The Company recognized a loss of $162,114, including an income tax benefit of $83,700, during the three months ended October 31,2002 from its discontinued operations.

ITEM 3.  CONTROLS AND PROCEDURES


     (a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2003, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

     There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

  ITEM 1.    LEGAL PROCEEDINGS

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

     On January 3, 2003, James G. Gordon and Lisa K. Gordon ("Plaintiffs") filed a petition in the District Court of Montgomery County, Texas, Cause No. 03-01-00006-CV against SGD Holdings, Ltd., G. David Gordon and David Covey.
     G. David Gordon is the brother of James G. Gordon and David Covey is president of Tandori, Inc., a wholly owned subsidiary of SGD. Plaintiffs, in their claim asserted against SGD, are seeking to declare the one for six stock split, which occurred in September 1999, void. If declared void, they claim they would presently own 75,000,000 shares of SGD common stock instead of 11,250,000 shares of SGD common stock as currently reported by the Company. Presently Company Counsel has not had adequate time to assess the merits of Plaintiffs' claim and is therefore unable to determine a possible outcome or the extent of the Company's liability, if any.

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

 ITEM 5. OTHER INFORMATION
     Although the Company does not currently employ a Chief Financial Officer, Terry Washburn, President and Acting CEO, is also the principal accouting officer.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

                  Exhibit 31   Certification pursuant to 18 U.S.C. Section 1350
                               Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32   Certification pursuant to 18 U.S.C. Section 1350
                               Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         None.

                                    SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SGD HOLDINGS, LTD.


Date:    December 12, 2003           By:    /s/ Terry Washburn
                                           -----------------------------------
                                           Terry Washburn, President, Acting CEO
                                           and Principal Accounting Officer

Exhibit 31

      SGD HOLDINGS, LTD. FORM 10-QSB FOR THE QUARTER ENDED OCTOBER 31, 2003
      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry Washburn, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SGD Holdings, Ltd. (the registrant);
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;
   a)designed such disclosure controls and procedures,or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;
   b)evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of
,    the  period covered by this report based on such evaluation; and
   c)disclosed  in  this  report  any  change  in the registrant's internal  controls  over  financial  reporting  that occurred during the registrant's current fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;
5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
   a)all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                                     /s/ Terry Washburn
                                                     ------------------
                                                     Terry Washburn
                                                     President and Acting CEO
                                                     (and equivalent of CFO)
                                                     December 12, 2003

Exhibit 32

      SGD HOLDINGS, LTD. FORM 10-QSB FOR THE QUARTER ENDED OCTOBER 31, 2003
      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                  PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Terry Washburn, certify that

1.   I am the President and Acting chief executive officer of SGD Holdings, Ltd.
2. Attached to this certification is Form 10-QSB for the quarter ended October 31, 2003, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the "Exchange Act"), which contains financial statements.
3. I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that
     o The periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and
     o The information in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.


December 12, 2003                 /s/ Terry Washburn
                                 --------------------------
                                 Terry Washburn
                                 President and Acting CEO
                                (and equivalent of CFO)

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