Form 10QSB
period 2004-01-31
SGD HOLDINGS LTD
filed 2004-03-15
CIK 1106836

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                       For Quarter Ended: JANUARY 31, 2004


                         Commission File Number: 0-29671


                               SGD HOLDINGS, LTD.
        (Exact name of small business issuer as specified in its charter)


       DELAWARE                                                  13-3986493
(State of Incorporation)                                    (IRS Employer ID No)

                    4385 SUNBELT DRIVE, ADDISON, TEXAS 75001
                     (Address of principal executive office)


                                 (972) 248-0266
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of January 31, 2004 was 43,026,823.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

SGD HOLDINGS, LTD. AND SUBSIDIARIES

Form 10-QSB Index

                                                                        Page No.

Part I. Unaudited Financial Information

     Item 1.   Condensed Consolidated Balance Sheet -
               January 31, 2004                                            3

               Condensed Consolidated Statements of Operations -
               Three Months Ended January 31, 2004 and 2003                4

               Condensed Consolidated Statements of Operations -
               Six Months Ended January 31, 2004 and 2003                  5

               Condensed Consolidated Statements of Cash Flows -
               Six Months Ended January 31, 2004 and 2003                  6

               Notes to Condensed Consolidated Financial Statements -
               Six Months Ended January 31, 2004 and 2003                 7-15

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       16-21

     Item 3.   Controls and Procedures                                    21

Part II. Other Information                                               22-26

SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
January 31, 2004
(Unaudited)

ASSETS:
Current assets:
 Cash and cash equivalents                                          $ 1,177,219
 Trade accounts receivable, net of allowance of $61,752               1,471,060
 Marketable equity securities                                            14,143
 Inventory                                                            2,662,311
 Due from related parties                                                59,804
 Deferred income taxes                                                  164,500
 Prepaid expenses and other assets                                      319,097
                                                                    ------------
  Total current assets                                                5,868,134
Property and equipment, net                                             249,303
Goodwill, net                                                         3,490,612
Marketable equity securities                                             10,650
Other assets                                                             27,800
                                                                    ------------
     Total assets                                                   $ 9,646,499
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Note payable                                                       $   835,000
 Notes payable - related parties                                      1,350,488
 Accounts payable                                                     1,180,305
 Accrued expenses                                                        23,718
 Due to related parties                                                 174,000
                                                                    ------------
  Total current liabilities                                           3,563,511
Deferred income taxes payable                                            11,800
                                                                    ------------
     Total liabilities                                                3,575,311
                                                                    ------------
Commitments and contingencies

Stockholders' equity:
 Common stock, $.0001 par value; 200,000,000 shares authorized;
   43,026,823 shares issued and outstanding                               4,303
 Additional paid-in capital                                           9,877,799
 Accumulated deficit                                                 (3,534,514)
 Accumulated other comprehensive loss                                  (276,400)
                                                                    ------------
   Total stockholders' equity                                         6,071,188
                                                                    ------------
     Total liabilities and stockholders' equity                     $ 9,646,499
                                                                    ============

See accompanying notes to condensed consolidated financial statements.


SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three Months Ended January 31, 2004 and 2003
(Unaudited)

                                                              2004            2003

Sales and revenues                                        $ 4,209,979    $ 4,648,559
Cost of sales                                               3,125,049      3,452,521
                                                          ------------   ------------
  Gross profit                                              1,084,930      1,196,038
Selling, general and administrative expense                   878,731        818,066
                                                          ------------   ------------
  Earnings from operations                                    206,199        377,972

Other income (expense):
  Unrealized gain (loss) on marketable securities              19,540         (1,093)
  Loss on sale of marketable securities                       (22,033)            --
  Interest expense                                            (13,374)       (25,438)
  Interest expense - related parties                          (46,850)       (26,000)
  Gold consignment fee                                        (35,441)       (52,095)
  Interest and other income (expense)                          12,090           (876)
                                                          ------------   ------------
    Total other income (expense)                              (86,068)      (105,502)
                                                          ------------   ------------
Earnings from continuing operations before income taxes       120,131        272,470
Income tax expense                                             42,600         93,300
                                                          ------------   ------------
Earnings from continuing operations                            77,531        179,170
                                                          ------------   ------------
Discontinued operations:
 Loss from operation of discontinued operations                    --       (310,794)
 Income tax benefit                                                --       (103,900)
                                                          ------------   ------------
     Loss on discontinued operations                               --       (206,894)
                                                          ------------   ------------
Net earnings (loss)                                       $    77,531    $   (27,724)
                                                          ============   ============

Basic and diluted earnings (loss) per share:
  Continuing operations                                   $      0.00    $      0.01
  Discontinued operations                                          --          (0.01)
                                                          ------------   ------------
     Net earnings (loss) per share                        $      0.00    $     (0.00)
                                                          ============   ============

Weighted average shares outstanding (thousands)              36,486.5       28,722.6
                                                          ============   ============

See accompanying notes to condensed consolidated financial statements.


                                       4


SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Six Months Ended January 31, 2004 and 2003
(Unaudited)

                                                              2004            2003

Sales and revenues                                        $ 7,754,707    $ 8,643,515
Cost of sales                                               5,844,700      6,458,819
                                                          ------------   ------------
  Gross profit                                              1,910,007      2,184,696
Selling, general and administrative expense                 1,653,381      1,475,300
                                                          ------------   ------------
  Earnings from operations                                    256,626        709,396

Other income (expense):
  Unrealized gain (loss) on marketable securities              39,210         (5,464)
  Loss on sale of marketable securities                       (22,033)            --
  Interest expense                                            (25,481)       (51,060)
  Interest expense - related parties                          (92,200)       (52,000)
  Gold consignment fee                                        (70,802)       (90,895)
  Interest and other income                                    14,975          1,238
                                                          ------------   ------------
    Total other income (expense)                             (156,331)      (198,181)
                                                          ------------   ------------
Earnings from continuing operations before income taxes       100,295        511,215
Income tax expense                                             36,700        175,300
                                                          ------------   ------------
Earnings from continuing operations                            63,595        335,915
                                                          ------------   ------------
Discontinued operations:
 Loss from operation of discontinued operations                    --       (556,605)
 Income tax benefit                                                --       (187,600)
                                                          ------------   ------------
     Loss on discontinued operations                               --       (369,005)
                                                          ------------   ------------
Net earnings (loss)                                       $    63,595    $   (33,090)
                                                          ============   ============

Basic and diluted earnings (loss) per share:
  Continuing operations                                   $      0.00    $      0.01
  Discontinued operations                                          --          (0.01)
                                                          ------------   ------------
     Net earnings (loss) per share                        $      0.00    $     (0.00)
                                                          ============   ============

Weighted average shares outstanding (thousands)              36,376.3       28,194.3
                                                          ============   ============



See accompanying notes to condensed consolidated financial statements.

                                       5


SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Six Months Ended January 31, 2004 and 2003
(Unaudited)

                                                                                  2004          2003

Cash flows provided (used) by operating activities:
Net earnings (loss)                                                           $    63,595    $   (33,090)
  Loss from discontinued operations                                                    --        369,005
                                                                              ------------   ------------
     Earnings from continuing operations                                           63,595        335,915

Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
  Depreciation and amortization                                                    37,999         33,463
  Deferred income taxes                                                            36,700        175,300
  Unrealized (gain) loss on marketable securities                                 (39,210)         5,464
  Proceeds from sale of marketable securities                                      11,547             --
  Loss on sale of marketable securities                                            22,033             --
  Common stock issued for services                                                     --         50,000
  Changes in assets and liabilities:
    Accounts receivable                                                          (307,372)      (927,670)
    Inventory                                                                    (461,491)      (381,321)
    Other assets                                                                   31,937         40,998
    Accounts payable and accrued expenses                                         940,416        294,527
                                                                              ------------   ------------
Net cash provided (used) by continuing operations                                 336,154       (373,324)
  Net cash used in discontinued operations                                             --       (291,341)
                                                                              ------------   ------------
     Net cash provided (used) by operations                                       336,154       (664,665)
                                                                              ------------   ------------

Cash flows used by investing activities:
  Capital expenditures                                                            (57,763)       (39,040)
                                                                              ------------   ------------
Net cash used by continuing operations                                            (57,763)       (39,040)
  Net cash used by discontinued operations                                             --         (4,464)
                                                                              ------------   ------------
     Net cash used by investing activities                                        (57,763)       (43,504)
                                                                              ------------   ------------

Cash flows provided by financing activities:
  Loan proceeds, related party                                                         --         30,000
  Funds transferred to discontinued operations                                         --         (3,596)
  Repayment of long-term debt and notes payable                                        --        (12,876)
                                                                              ------------   ------------
Net cash from continuing operations                                                    --         13,528
  Net cash from discontinued operations                                                --        295,806
                                                                              ------------   ------------
     Net cash provided by financing activities                                         --        309,334
                                                                              ------------   ------------
Net increase (decrease) in cash and cash equivalents                              278,391       (398,835)
Cash and cash equivalents, beginning of period                                    898,828      1,156,355
                                                                              ------------   ------------
Cash and cash equivalents, end of period                                      $ 1,177,219    $   757,520
                                                                              ============   ============

See accompanying notes to condensed consolidated financial statements.

                                       6

SGD HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JANUARY 31, 2004 AND 2003


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) PRINCIPLES OF CONSOLIDATION AND PRESENTATION

         The condensed consolidated financial statements include the accounts of SGD Holdings, Ltd. ("SGD") and its wholly owned subsidiaries HMS Jewelry Company, Inc. ("HMS"), Jewelry Solutions & Commerce, Inc. ("Jewelry"), Tandori, Inc. ("Tandori"), Con-Tex Silver Imports, Inc. ("Silver") and Rings N' Things, LLC ("Rings"), the 80% owned subsidiary of Jewelry, (collectively referred to as the "Company"). Tandori and Silver are inactive. All material intercompany accounts and transactions have been eliminated.



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


     (D) NATURE OF BUSINESS

         SGD is a holding company principally engaged in acquiring and developing jewelry businesses. HMS is primarily involved in the wholesale gold jewelry business. Jewelry is evaluating its e-commerce site and Jewelry and Rings are operating three small retail locations.


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

         As of January 31, 2004, the Company had options outstanding to its three current directors and one former director, which vested on May 31, 2001, for 100,000 shares each. No options have been granted since that date. Accordingly, there is no pro forma disclosure for the current period.

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

     Silver was involved in both the wholesale and retail jewelry business, principally silver, with retail locations in Texas. The wholesale operation of Silver consisted of sales directly from its headquarters in Conroe, Texas, sales from a Dallas location and sales from jewelry shows at locations throughout the south central United States. Silver had sales of $560,391 and $1,119,211 during the three-month and six-month periods ended January 31, 2003, respectively.

     (b) On July 17, 2003, the Company received an offer to acquire the assets and business of Tandori, effective July 31, 2003, in exchange for assumption of liabilities, excluding payroll taxes. In addition, the buyer agreed to pay SGD up to 50% of any profits the buyer might make from the sale of Tandori's assets, up to $1,000,000, if the buyer should sell the assets to a third party within three years of the acquisition. The Company subsequently approved the offer and the operations have been included in discontinued operations for the periods presented. The purchaser was G. David Gordon and the former President of Tandori.

     Tandori operated under the LifeStyle Technologies(TM) name as a full service home technology integration company providing complete installation and equipment for structured wiring, home audio, home theater, home security, PC networking, central vacuum, accent lighting and other current technology applications. Tandori had sales of $787,479 and $1,886,622 during the three-month and six-month periods ended January 31, 2003, respectively.


3. RELATED PARTY TRANSACTIONS

     HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This obligation amounted to $48,450 during the six-month periods ended January 31, 2004 and 2003. HMS Leasing Company, LLC is owned by the president of HMS. HMS is a guarantor of the loan obligation of HMS Leasing Company, LLC on the facility, which has a balance of $519,000 at January 31, 2004.

     At January 31, 2004, the Company owed G. David Gordon, CEO of HMS, a shareholder and the brother of a Director, compensation in the amount of $150,000 at January 31, 2004, which is payable one-half in SGD common stock and one-half in cash.

     At January 31, 2004, the Company had made net advances of $9,254 to the president of HMS, including companies owned by him.

     See Note 7 for details of the $1,350,488 in note obligations to related parties.

     The Company has made net sales to Premier Concepts, Inc. ("Premier") of $64,221 during the six-month period ended January 31, 2003 and no sales during the current six-month period. The Company has net receivables from Premier at January 31, 2004 of $32,799. The Company owns 7.9% of the stock of Premier at January 31, 2004 and the Chief Executive Officer of Premier is the Acting CEO and a Director of the Company. On October 10, 2003 Premier filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division; Case No. LA 03-36445 BR.

     Amounts due to related parties include $24,000 in accrued compensation due to Terry Washburn, Acting CEO of the Company. On January 28, 2004, the Company issued Mr. Washburn 1,500,000 common shares in exchange for $15,000 due him.

     On January 28, 2004, the Company issued 3,500,000 common shares to BJB Services, Inc., whose principal serves as controller for the Company, in exchange for $35,000 due for prior services.


4. MARKETABLE EQUITY SECURITIES

     The following summarizes the Company's investments in securities at January 31, 2004:

     Trading securities:
         Cost                                                       $    60,000
         Unrealized gain (loss)                                         (45,857)
                                                                    ------------
           Fair value                                               $    14,143
                                                                    ============

     Available-for-sale securities (Premier Concepts, Inc., a related party):

         Cost                                                       $   429,550
         Unrealized gain (loss)                                        (418,900)
                                                                    ------------
           Fair value                                               $    10,650
                                                                    ============

     The Company recognized an unrealized gain from trading securities in the amount of $19,540 and $39,210 during the three-month and six-month periods ended January 31, 2004, respectively. The Company recognized an unrealized loss from trading securities in the amount of $1,093 and $5,464 during the three-month and six-month periods ended January 31, 2003, respectively.

     Unrealized losses from available-for-sale securities, which are restricted under Rule 144 and which is included as a component of equity, as of January 31, 2004, were as follows:


     Unrealized losses                                              $  (418,900)
     Deferred income taxes                                              142,500
                                                                    ------------
     Accumulated other comprehensive income (loss)                  $  (276,400)
                                                                    ============

5. INVENTORIES AND GOLD CONSIGNMENT AGREEMENT

     Inventories at January 31, 2004 consist of:

     Inventory, principally gold jewelry                            $ 5,393,963
     Less consigned gold                                             (2,731,652)
                                                                    ------------
       Net inventories                                              $ 2,662,311
                                                                    ============


     HMS has a gold consignment agreement with a gold lender. Under the terms of the agreement, HMS is entitled to lease the lesser of an aggregate amount of 13,200 ounces, or an aggregate consigned gold value not to exceed $4,950,000 less any balance outstanding on its $1,500,000 line of credit. Title to such consigned gold remains with the gold lender until HMS purchases the gold. However, during the period of consignment, the entire risk of loss, damage or destruction of the gold is borne by HMS. The purchase price per ounce is based on the daily Second London Gold Fix. HMS pays the gold consignor a consignment fee based upon the dollar value of gold ounces outstanding, as defined in the agreement. At January 31, 2004, HMS had 6833.4 ounces of gold on consignment with a market value of $2,731,652 ($399.75 per ounce).

     Consigned gold is not included in inventory, and there is no related liability recorded. As a result of these consignment arrangements, HMS is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the gold lender, since HMS does not purchase gold from the gold lender until receipt of a purchase order from, or shipment of jewelry to, its customers.

     The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS does not have any advances on this line of credit at January 31, 2004.

     Payment for the consigned gold and the line of credit is secured by substantially all property of HMS including its cash, accounts receivable, inventory and equipment, the personal guaranty of the President of HMS, the personal guaranty of G. David Gordon and the corporate guaranty of SGD.

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


6. NOTE PAYABLE

     The Company has a note payable to a company in the amount of $835,000 which has been extended to July 31, 2004. The extended note has interest payable monthly at 5.8% and is convertible into common stock at the lesser of $.015 per share or the market price, limited to 9.9% of the total outstanding shares of the Company at the time of conversion. All of the issued and outstanding common stock of HMS is collateral on the note, in second position behind the collateral position of the note due the president of HMS. In the event of default on any of the loans secured by the HMS common stock, the lender has the option to purchase HMS for $5,000,000. On January 28, 2004, the Company issued 250,000 shares of its common stock as a loan extension fee and issued 1,210,746 shares of its common stock for $12,107 in accrued interest.


7. NOTES PAYABLE DUE RELATED PARTIES

     Notes payable due related parties consists of the following at January 31, 2004:

          Note payable to the president of HMS, due on
          July 31, 2004; interest payable monthly at 8%;
          collateralized by the common stock of HMS;
          convertible into common stock of the Company
          at $.01 per share, limited to 9.9% of the total
          outstanding shares of the Company at the time;
          with anti-dilution rights                                 $ 1,250,000

          Note payable to G. David Gordon, CEO of HMS, a
          shareholder and the brother of a Director of the
          Company; due on July 31, 2004 with interest at 6%
          payable monthly; collateralized by the common stock
          of HMS in third position behind the other notes
          above; all principal and accrued interest convertible
          into common stock of the Company at $.01 per share;
          and all shares have anti-dilution rights                      100,488
                                                                    ------------
          Total notes payable due related parties                   $ 1,350,488
                                                                    ============

     The Company issued the president of HMS 300,000 shares of its common stock as a loan extension fee on January 28, 2004.

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

     On January 3, 2003, James G. Gordon and Lisa K. Gordon ("Plaintiffs") filed a petition in the District Court of Montgomery County, Texas, Cause No. 03-01-00006-CV against SGD Holdings, Ltd., G. David Gordon and David Covey.
     G. David Gordon is the brother of James G. Gordon and David Covey is the former president of Tandori, Inc., a wholly owned subsidiary of SGD. Plaintiffs, in their claim asserted against SGD, are seeking to declare the one for six stock split, which occurred in September 1999, void. If declared void, they claim they would presently own 75,000,000 shares of SGD common stock instead of 11,250,000 shares of SGD common stock as currently reported by the Company. Presently Company Counsel has not had adequate time to assess the merits of Plaintiffs' claim and is therefore unable to determine a possible outcome or the extent of the Company's liability, if any.

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

     On April 23, 2003, SGD's wholly owned subsidiary, Con-Tex Silver Imports, Inc. filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division, Case No. 03-43783-DML-11 and on September 23, 2003 the Voluntary Petition was converted to Chapter 7.

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


10. COMMITMENTS

     In addition to the HMS lease discussed in Note 3, the Company has two non-cancelable operating leases. Future minimum lease payments amount to $65,058 for the balance of fiscal 2004, $88,116 for fiscal 2005 and $38,430 for fiscal 2006.

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

     The continuing operations of the Company consist primarily of the wholesale sales of HMS.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased from $2,198,988 at July 31, 2003 to $2,304,623 at January 31, 2004. The increase in working capital of $105,635 consists of an increase in current assets of $1,014,205 less an increase in current liabilities of $908,570. The major items of the increase in current assets consisted of an increase in accounts receivable of $307,371, an increase in inventory of $461,492 and an increase in cash of $278,391. The major increase in current liabilities was from an increase in accounts payable of $818,962. The increase in accounts receivable, inventory and accounts payable are primarily the result of seasonal increases due to holiday sales.

     The Company has a number of unresolved legal issues with one of its Directors, James G. Gordon and will continue to have high legal costs, which amounted to approximately $60,000 during the six months ended January 31, 2004, until these issues can be resolved. The Company anticipates that it will be able to raise additional funds, as necessary, to fund these lawsuits.

     The Company is currently budgeting $40,000 for capital expenditures for the remainder of fiscal 2004. The Company plans to use cash and existing credit sources for the acquisitions.

     HMS relies on a gold consignment program, short-term borrowings and internally generated funds to finance its inventories and accounts receivable. HMS fills most of its gold supply needs through a gold consignment arrangement with a gold lender. Under the terms of that arrangement, HMS is entitled to lease the lesser of an aggregate of 13,200 ounces of fine gold or an aggregate consigned gold value not to exceed $4,950,000, reduced by any outstanding balance on its $1,500,000 line of credit. The consigned gold is secured by substantially all property of HMS, including its cash, accounts receivable, inventory and machinery and equipment, the corporate guaranty of SGD and the individual guaranty's of Harry Schmidt, President of HMS, and G. David Gordon. HMS pays the gold lender a consignment fee based on the dollar value of ounces of gold outstanding under their agreement, which value is based on the daily Second London Gold Fix. HMS believes that its financing rate under the consignment arrangement is substantially similar to the financing rates charged to gold consignees similarly situated to HMS. As of January 31, 2004, HMS held 6,833.4 ounces of gold on consignment with a market value of $2,731,652.

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

     The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS does not have any advances on this line of credit at January 31, 2004.

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

     SALES AND COST OF SALES - The Company's sales and cost of sales may be summarized as follows for the three-month periods ended January 31, 2004 and 2003:

                                                         2004            2003

     Sales and revenues                             $  4,209,979   $  4,648,559
     Cost of sales                                     3,125,049      3,452,521
                                                    -------------  -------------
     Gross profit                                   $  1,084,930   $  1,196,038
                                                    =============  =============


     Total sales, principally gold sales, have decreased $438,580 (9.4%) during the three month period ended January 31, 2004, as compared to the same prior year period.

     The Second London Gold Fix was $399.75 per ounce on January 31, 2004 and $386.25 per ounce on October 31, 2003, the beginning of the current year quarter. The Second London Gold Fix was $367.50 per ounce on January 31, 2003 and $316.55 per ounce on October 31, 2002. Sales volumes were down substantially during the current quarter, more than countering the approximate 15% average increase in gold price. The decline in volume sold is attributed to lower consumer spending due to the general state of the economy. In addition, the Company is currently in the second year of its catalog and sales have generally been better during the initial year of a catalog.

     Gross profit has increased to 25.8% during the current year period from 25.7% during the same prior year period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The following summarizes the Company's selling, general and administrative expenses ("SGA") for the three-month periods ended January 31, 2004 and 2003:

                                                         2004          2003

     HMS                                            $    677,160   $    698,987
     Jewelry and Rings                                   135,546          1,176
     Corporate and other                                  66,025        117,903
                                                    -------------  -------------
       Total                                        $    878,731   $    818,066
                                                    =============  =============


     HMS's SGA for the quarter ended January 31, 2004 decreased 3.1% from the year earlier period. Jewelry and Rings SGA commenced during the current quarter and represents the SGA associated with their retail operations. Corporate SGA decreased $51,878 during the quarter ended January 31, 2004 as compared to the year earlier period. The prior year corporate SGA includes a $50,000 charge for a settlement with G. David Gordon.

     INTEREST EXPENSE AND GOLD CONSIGNMENT FEE - Related party interest expense increased $20,850 to $46,850 during the quarter ended January 31, 2004, as compared to the year earlier period. Interest expense decreased $12,064 during the quarter ended January 31, 2004, as compared to the year earlier period. The increase in related party interest expense includes amortization of a guaranty fee in the amount of $18,750. The balance of the increase is due to the addition of $30,000 in additional related party debt in the current year. The decrease in other interest expense is primarily due to the prior year amount including $13,300 in amortization of loan fees.

     The gold consignment fee decreased $16,654 during the three month period ended January 31, 2004, as compared to the prior year period. The decrease is due to having lower balances on the gold consignment facility as a result of a reduction in the number of ounces of gold on consignment. At January 31, 2004 HMS had 6,833.4 ounces of gold on consignment with a related consignment obligation of $2,731,652 ($399.75 per ounce). At January 31, 2003 HMS had 11,907 ounces of gold on consignment with a related consignment obligation of $4,375,823 ($367.50 per ounce). Accordingly, the decrease is a result of the 43% decrease in the quantity of gold on consignment offset by the 9% increase in the price of gold.

     UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES - The Company recognized an unrealized gain in the amount of $19,540 during the three month period ended January 31, 2004, from its investment in marketable equity securities that have been classified as trading securities. During the three month period ended January 31, 2003 the Company recognized an unrealized loss of $1,093.

     INCOME TAXES - The Company recorded an income tax provision of $42,600 during the three month period ended January 31, 2004 and a provision for income taxes in the amount of $93,300 during the three month period ended January 31, 2003.

     DISCONTINUED OPERATIONS - The Company recognized a loss of $206,894, including an income tax benefit of $103,900, during the three months ended January 31, 2003 from its discontinued operations.

                   SIX MONTHS ENDED JANUARY 31, 2004 AND 2003

     SALES AND COST OF SALES - The Company's sales and cost of sales may be summarized as follows for the six-month periods ended January 31, 2004 and 2003:

                                                        2004           2003

     Sales and revenues                             $  7,754,707   $  8,643,515
     Cost of sales                                     5,844,700      6,458,819
                                                    -------------  -------------
     Gross profit                                   $  1,910,007   $  2,184,696
                                                    =============  =============


     Total sales, principally gold sales, have decreased $888,808 (10.3%) during the six-month period ended January 31, 2004, as compared to the same prior year period.

     The Second London Gold Fix was $399.75 per ounce on January 31, 2004 as compared to $354.75 per ounce on July 31, 2003, the beginning of the current year period. The Second London Gold Fix was $367.50 per ounce on January 31, 2003 as compared to $304.65 per ounce on July 31, 2002. Sales volumes were down substantially during the current year period, more than countering the approximate 12% average increase in gold price. The decline in volume sold is attributed to lower consumer spending due to the general state of the economy. In addition, the Company is currently in the second year of its catalog and sales have generally been better during the initial year of a catalog.

     Gross profit has declined to 24.6% during the current year period from 25.3% during the same prior year period. HMS has a fixed dollar amount of profit for each ounce of gold sold. Accordingly, with the gold value increasing, the gross profit percentage is a smaller percentage of sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The following summarizes the Company's selling, general and administrative expenses ("SGA") for the six-month periods ended January 31, 2004 and 2003:

                                                        2004           2003

     HMS                                            $  1,294,464  $   1,316,693
     Jewelry and Rings                                   163,409          2,279
     Corporate                                           195,508        156,328
                                                    -------------  -------------
       Total                                        $  1,653,381   $  1,475,300
                                                    =============  =============


     HMS's SGA for the six-month period ended January 31, 2004 decreased 1.7% from the year earlier period. Jewelry and Rings SGA commenced during the current year period and represents the SGA associated with their retail operations. Corporate SGA increased $39,180 during the six-month period ended January 31, 2004 as compared to the year earlier period. The major components of the corporate SGA increase include an increase of approximately $37,000 in salaries and a reduction of $13,000 in professional fees.

     INTEREST EXPENSE AND GOLD CONSIGNMENT FEE - Related party interest expense increased $40,200 to $92,200 during the six-month period ended January 31, 2004, as compared to the year earlier period. Interest expense decreased $25,579 during the six month period ended January 31, 2004, as compared to the year earlier period. The increase in related party interest expense includes amortization of a guaranty fee in the amount of $37,500. The balance of the increase is due to the addition of $30,000 in additional related party debt in the current year. The decrease in other interest expense is primarily due to the prior year amount including $26,600 in amortization of loan fees.

     The gold consignment fee decreased $20,093 during the six-month period ended January 31, 2004, as compared to the prior year period. The decrease is due to having lower balances on the gold consignment facility as a result of a reduction in the number of ounces of gold on consignment. At January 31, 2004 HMS had 6,833.4 ounces of gold on consignment with a related consignment obligation of $2,731,652 ($399.75 per ounce). At January 31, 2003 HMS had 11,907 ounces of gold on consignment with a related consignment obligation of $4,375,823 ($367.50 per ounce). Accordingly, the decrease is a result of the 43% decrease in the quantity of gold on consignment offset by the 9% increase in the price of gold.

     UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES - The Company recognized an unrealized gain in the amount of $39,210 during the six-month period ended January 31, 2004, from its investment in marketable equity securities that have been classified as trading securities. During the six-month period ended January 31, 2003 the Company recognized an unrealized loss of $5,464.

     INCOME TAXES - The Company recorded an income tax provision of $36,700 during the six-month period ended January 31, 2004 and a provision for income taxes in the amount of $175,300 during the six-month period ended January 31, 2003.

     DISCONTINUED OPERATIONS - The Company recognized a loss of $369,005, including an income tax benefit of $187,600, during the six-month period ended January 31, 2003 from its discontinued operations.


ITEM 3.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2004, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

     On January 3, 2003, James G. Gordon and Lisa K. Gordon ("Plaintiffs") filed a petition in the District Court of Montgomery County, Texas, Cause No. 03-01-00006-CV against SGD Holdings, Ltd., G. David Gordon and David Covey.
     G. David Gordon is the brother of James G. Gordon and David Covey is the former president of Tandori, Inc., a wholly owned subsidiary of SGD. Plaintiffs, in their claim asserted against SGD, are seeking to declare the one for six stock split, which occurred in September 1999, void. If declared void, they claim they would presently own 75,000,000 shares of SGD common stock instead of 11,250,000 shares of SGD common stock as currently reported by the Company. Presently Company Counsel has not had adequate time to assess the merits of Plaintiffs' claim and is therefore unable to determine a possible outcome or the extent of the Company's liability, if any.

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

     On April 23, 2003, SGD's wholly owned subsidiary, Con-Tex Silver Imports, Inc. filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division, Case No. 03-43783-DML-11 and on September 23, 2003 the Voluntary Petition was converted to Chapter 7.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 28, 2004, the Company issued 6,760,746 shares of its common stock in exchange for $50,000 in accounts payable, $12,107 in accrued interest and loan extension fees in the amount of $5,500. The small business issuer claimed exemption from registration based upon Section 4(2) of the Securities and Exchange Act of 1933.


ITEM 5. OTHER INFORMATION

     Although the Company does not currently employ a Chief Financial Officer, Terry Washburn, President and Acting CEO, is also the principal accounting officer.


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



                                       SGD HOLDINGS, LTD.





Date: March 11, 2004                   By: /s/ Terry Washburn
                                           -------------------------------------
                                           Terry Washburn, President, Acting CEO
                                           and Principal Accounting Officer