Form 10QSB
period 2004-04-30
SGD HOLDINGS LTD
filed 2004-06-21
CIK 1106836

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        For Quarter Ended: APRIL 30, 2004

                         Commission File Number: 0-29671


                               SGD HOLDINGS, LTD.
                               ------------------
        (Exact name of small business issuer as specified in its charter)


       DELAWARE                                                  13-3986493
       --------                                                  ----------
(State of Incorporation)                                    (IRS Employer ID No)

                    4385 SUNBELT DRIVE, ADDISON, TEXAS 75001
                    ----------------------------------------
                     (Address of principal executive office)


                                 (972) 248-0266
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of April 30, 2004 was 45,526,824.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

SGD HOLDINGS, LTD. AND SUBSIDIARIES

Form 10-QSB Index

                                                                        Page No.
                                                                        --------

Part I.        Unaudited Financial Information

    Item 1.    Condensed Consolidated Balance Sheet -
               April 30, 2004                                               3

               Condensed Consolidated Statements of Operations -
               Three Months Ended April 30, 2004 and 2003                   4

               Condensed Consolidated Statements of Operations -
               Nine Months Ended April 30, 2004 and 2003                    5

               Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended April 30, 2004 and 2003                    6

               Notes to Condensed Consolidated Financial Statements -      7-15

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        16-21

    Item 3.    Controls and Procedures                                      22

Part II.       Other Information                                          23-27



SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
April 30, 2004
(Unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents                                                 $ 1,306,664
 Trade accounts receivable, net of allowance of $61,752                      1,268,513
 Inventory                                                                   2,332,204
 Due from related parties                                                       42,053
 Deferred income taxes                                                         235,600
 Prepaid expenses and other assets                                             209,593
                                                                          -------------
  Total current assets                                                       5,394,627
Property and equipment, net                                                    261,621
Goodwill, net                                                                3,718,439
Marketable equity securities                                                     7,100
Other assets                                                                    32,392
                                                                          -------------
     Total assets                                                          $ 9,414,179
                                                                          =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Notes payable                                                             $ 1,105,530
 Notes payable - related parties                                             1,350,488
 Accounts payable                                                              675,806
 Accrued expenses                                                               66,464
 Due to related parties                                                        243,893
                                                                          -------------
  Total current liabilities                                                  3,442,181
Deferred income taxes payable                                                   10,600
                                                                          -------------
     Total liabilities                                                       3,452,781
                                                                          -------------

Minority interest                                                                    -

Commitments and contingencies

Stockholders' equity:
 Common stock, $.0001 par value; 200,000,000 shares authorized;
   45,526,824 shares issued and outstanding                                      4,553
 Additional paid-in capital                                                  9,918,549
 Accumulated deficit                                                        (3,682,954)
 Accumulated other comprehensive loss                                         (278,750)
                                                                          -------------
   Total stockholders' equity                                                5,961,398
                                                                          -------------
     Total liabilities and stockholders' equity                            $ 9,414,179
                                                                          =============

See accompanying notes to condensed consolidated financial statements.

                                       3


SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three Months Ended April 30, 2004 and 2003
(Unaudited)

                                                         2004           2003

Sales and revenues                                    $ 2,576,881    $ 2,264,293
Cost of sales                                           1,905,723      1,752,289
                                                      ------------   ------------
  Gross profit                                            671,158        512,004
Selling, general and administrative expense               815,507        690,436
                                                      ------------   ------------
  Loss from operations                                   (144,349)      (178,432)

Other income (expense):
  Unrealized gain (loss) on marketable securities          45,857         (1,943)
  Loss on sale of marketable securities                   (47,750)            --
  Interest expense                                        (14,055)       (31,054)
  Interest expense - related parties                      (27,257)       (66,600)
  Gold consignment fee                                    (31,629)       (52,930)
  Interest and other income (expense)                        (558)         5,199
                                                      ------------   ------------
    Total other income (expense)                          (75,392)      (147,328)
                                                      ------------   ------------
Loss from continuing operations before income taxes      (219,741)      (325,760)
Income tax benefit                                        (71,100)       (54,800)
                                                      ------------   ------------
Loss from continuing operations                          (148,641)      (270,960)
                                                      ------------   ------------
Discontinued operations:
 Loss from operation of discontinued operations                --       (671,559)
 Income tax benefit                                            --             --
                                                      ------------   ------------
     Loss on discontinued operations                           --       (671,559)
                                                      ------------   ------------
Net loss before minority interest                        (148,641)      (942,519)
Minority interest                                             200             --
                                                      ------------   ------------
Net loss                                              $  (148,441)   $  (942,519)
                                                      ============   ============
Basic and diluted loss per share:
  Continuing operations                               $     (0.00)   $     (0.01)
  Discontinued operations                                      --          (0.02)
                                                      ------------   ------------
     Net loss per share                               $     (0.00)   $     (0.03)
                                                      ============   ============

Weighted average shares outstanding (thousands)          43,337.9       32,912.1
                                                      ============   ============

See accompanying notes to condensed consolidated financial statements.


                                       4


SGD HOLDINGS, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Nine Months Ended April 30, 2004 and 2003
(Unaudited)

                                                                     2004            2003
Sales and revenues                                               $ 10,331,588    $ 10,907,808
Cost of sales                                                       7,741,380       8,211,108
                                                                 -------------   -------------
  Gross profit                                                      2,590,208       2,696,700
Selling, general and administrative expense                         2,468,888       2,165,735
                                                                 -------------   -------------
  Earnings from operations                                            121,320         530,965

Other income (expense):
  Unrealized gain (loss) on marketable securities                      85,067          (7,407)
  Loss on sale of marketable securities                               (69,783)             --
  Interest expense                                                    (39,536)        (82,113)
  Interest expense - related parties                                 (119,457)       (118,600)
  Gold consignment fee                                               (102,431)       (143,825)
  Interest and other income                                             5,373           6,437
                                                                 -------------   -------------
    Total other income (expense)                                     (240,767)       (345,508)
                                                                 -------------   -------------
Earnings (loss) from continuing operations before income taxes       (119,447)        185,457
Income tax expense (benefit)                                          (34,400)        120,500
                                                                 -------------   -------------
Earnings (loss) from continuing operations                            (85,047)         64,957
                                                                 -------------   -------------
Discontinued operations:
 Loss from operation of discontinued operations                            --      (1,228,166)
 Income tax benefit                                                        --        (187,600)
                                                                 -------------   -------------
     Loss on discontinued operations                                       --      (1,040,566)
                                                                 -------------   -------------
Net loss before minority interest                                     (85,047)       (975,609)
Minority interest                                                         200              --
                                                                 -------------   -------------
Net loss                                                         $    (84,847)   $   (975,609)
                                                                 =============   =============

Basic and diluted loss per share:
  Continuing operations                                          $      (0.00)   $       0.00
  Discontinued operations                                                  --           (0.03)
                                                                 -------------   -------------
     Net loss per share                                          $      (0.00)   $      (0.03)
                                                                 =============   =============

Weighted average shares outstanding (thousands)                      38,663.0        29,732.4
                                                                 =============   =============

See accompanying notes to condensed consolidated financial statements.

                                              5


SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Nine Months Ended April 30, 2004 and 2003
(Unaudited)

                                                                                  2004          2003
Cash flows provided (used) by operating activities:
Net loss                                                                      $   (84,847)   $  (975,609)
  Loss from discontinued operations                                                    --     (1,040,566)
                                                                              ------------   ------------
     Earnings (loss) from continuing operations                                   (84,847)        64,957

Adjustments to reconcile net earnings (loss) to net cash provided
 (used) by operating activities:
  Depreciation and amortization                                                    57,520         51,658
  Deferred income taxes                                                           (34,400)       120,500
  Unrealized (gain) loss on marketable securities                                 (85,067)         7,407
  Proceeds from sale of marketable securities                                      23,797             --
  Loss on sale of marketable securities                                            69,783             --
  Common stock issued for services                                                     --         50,000
  Minority interest                                                                  (200)            --
  Changes in assets and liabilities:
    Accounts receivable                                                           (77,139)      (226,347)
    Inventory                                                                     114,964       (522,424)
    Other assets                                                                  178,815        112,379
    Accounts payable and accrued expenses                                         340,200       (267,077)
                                                                              ------------   ------------
Net cash provided (used) by continuing operations                                 503,426       (608,947)
  Net cash used by discontinued operations                                             --       (382,855)
                                                                              ------------   ------------
     Net cash provided (used) by operations                                       503,426       (991,802)
                                                                              ------------   ------------

Cash flows used by investing activities:
  Capital expenditures                                                            (82,014)       (75,326)
  Cash received in excess of cash paid for Gem Pak                                  6,214             --
                                                                              ------------   ------------
Net cash used by continuing operations                                            (75,800)       (75,326)
  Net cash used by discontinued operations                                             --         (7,205)
                                                                              ------------   ------------
     Net cash used by investing activities                                        (75,800)       (82,531)
                                                                              ------------   ------------

Cash flows provided (used) by financing activities:
  Amounts due related parties                                                     100,736         31,333
  Proceeds from sale of common stock                                               36,000        200,000
  Loans made to Gem Pak before acquisition                                       (148,477)            --
  Funds transferred to discontinued operations                                         --        (14,590)
  Repayment of long-term debt and notes payable                                    (8,049)       (12,876)
                                                                              ------------   ------------
Net cash provided (used) by continuing operations                                 (19,790)       203,867
  Net cash provided by discontinued operations                                         --        390,059
                                                                              ------------   ------------
     Net cash provided (used) by financing activities                             (19,790)       593,926
                                                                              ------------   ------------

Net increase (decrease) in cash and cash equivalents                              407,836       (480,407)
Cash and cash equivalents, beginning of period                                    898,828      1,156,355
                                                                              ------------   ------------
Cash and cash equivalents, end of period                                      $ 1,306,664    $   675,948
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

SGD HOLDINGS, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A) PRINCIPLES OF CONSOLIDATION AND PRESENTATION

         The condensed consolidated financial statements include the accounts of SGD Holdings, Ltd. ("SGD") and its wholly owned subsidiaries: HMS Jewelry Company, Inc. ("HMS"); Jewelry Solutions & Commerce, Inc. ("Jewelry"); Tandori, Inc. ("Tandori"); Con-Tex Silver Imports, Inc. ("Silver"); Gem Pak, Inc. (Gem Pak), the 80% subsidiary of HMS; and Rings N' Things, LLC ("Rings"), the 80% owned subsidiary of Jewelry, (collectively referred to as the "Company"). Tandori and Silver are inactive. All material intercompany accounts and transactions have been eliminated.

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

         HMS was incorporated on October 12, 2000 in Texas. Jewelry was incorporated on February 3, 1999 in Delaware. Rings was incorporated on September 2, 2003 in Nevada. Gem Pak was incorporated on May 24, 2002 in Texas.

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

         Effective September 1, 2001, SGD completed the acquisition of Tandori in a transaction treated as a purchase for accounting purposes.

         Effective April 1, 2004, HMS completed the acquisition of 80% of Gem Pak in a transaction treated as a purchase for accounting purposes. SGD issued 100,000 shares of its common stock for 80% of Gem Pak's common stock.

         (C) DISCONTINUED OPERATIONS

         The operations of Silver and Tandori were discontinued at the end of July 2003, see Note 2.

         (D) NATURE OF BUSINESS

         SGD is a holding company principally engaged in acquiring and developing jewelry businesses. HMS is primarily involved in the wholesale gold jewelry business. Jewelry and Rings are operating three small retail locations. Gem Pak sells packaging and display materials, primarily to jewelry stores.

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

         As of April 30, 2004, the Company had options outstanding to its three current directors and one former director, which vested on May 31, 2001, for 100,000 shares each. These options all expire on May 31, 2004. No options have been granted since that date. Accordingly, there is no pro forma disclosure for the current period.

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

         Silver was involved in both the wholesale and retail jewelry business, principally silver, with retail locations in Texas. The wholesale operation of Silver consisted of sales directly from its headquarters in Conroe, Texas, sales from a Dallas location and sales from jewelry shows at locations throughout the south central United States. Silver had sales of $275,165 and $1,394,376 during the three-month and nine-month periods ended April 30, 2003, respectively.

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

         Tandori operated under the LifeStyle Technologies(TM) name as a full service home technology integration company providing complete installation and equipment for structured wiring, home audio, home theater, home security, PC networking, central vacuum, accent lighting and other current technology applications. Tandori had sales of $802,872 and $2,689,494 during the three-month and nine-month periods ended April 30, 2003, respectively.


3.       RELATED PARTY TRANSACTIONS

         HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This obligation amounted to $72,675 during the nine-month periods ended April 30, 2004 and 2003. HMS Leasing Company, LLC is owned by the president of HMS. HMS is a guarantor of the loan obligation of HMS Leasing Company, LLC on the facility, which has a balance of $509,700 at April 30, 2004.

         At April 30, 2004, the Company owed G. David Gordon, CEO of HMS, a shareholder and the brother of a Director, compensation in the amount of $150,000 at April 30, 2004, which is payable one-half in SGD common stock and one-half in cash. David Gordon was also owed $1,507 in accrued interest at April 30, 2004.

         At April 30, 2004, the Company had made net advances of $9,254 to the president of HMS, including companies owned by him.

         See Note 7 for details of the $1,350,488 in note obligations to related parties.

         The Company has made net sales to Premier Concepts, Inc. ("Premier") of $64,221 during the nine-month period ended April 30, 2003 and sales of $15,734 during the current nine-month period. The Company has net receivables from Premier at April 30, 2004 of $32,799. The Company owns 7.9% of the stock of Premier at April 30, 2004 and the Chief Executive Officer of Premier is the Acting CEO and a Director of the Company. On October 10, 2003, Premier filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division; Case No. LA 03-36445 BR.

         Amounts due to related parties include $21,000 in accrued compensation due to Terry Washburn, Acting CEO of the Company, and $6,132 in reimbursements due to a company owned by Mr. Washburn. On January 28, 2004, the Company issued Mr. Washburn 1,500,000 common shares in exchange for $15,000 due him.

         On January 28, 2004, the Company issued 3,500,000 common shares to BJB Services, Inc., whose principal serves as controller for the Company, in exchange for $35,000 due for prior services. At April 30, 2004, the Company owes BJB $43,975 for services rendered and owes another company, which is 50% owned by the principal of BJB, $2,153 for services rendered.

         At April 30, 2004, Carolyn Greco, President of Gem Pak, is owed $19,126 for advances made to Gem Pak.


4.       MARKETABLE EQUITY SECURITIES

         The following summarizes the Company's investments in securities at April 30, 2004:

         Trading securities - None.
         Available-for-sale securities (Premier Concepts, Inc., a related party):

                  Cost                                         $     429,550
                  Unrealized gain (loss)                            (422,450)
                                                               --------------
                      Fair value                               $       7,100
                                                               ==============

         The Company recognized an unrealized gain from trading securities in the amount of $45,857 and $85,067 during the three-month and nine-month periods ended April 30, 2004, respectively. The Company recognized an unrealized loss from trading securities in the amount of $1,943 and $7,407 during the three-month and nine-month periods ended April 30, 2003, respectively.

         Unrealized losses from available-for-sale securities, which are restricted under Rule 144 and which is included as a component of equity, as of April 30, 2004, were as follows:

         Unrealized losses                                     $    (422,450)
         Deferred income taxes                                       143,700
                                                               --------------
         Accumulated other comprehensive income (loss)         $    (278,750)
                                                               ==============

5.       INVENTORIES AND GOLD CONSIGNMENT AGREEMENT

         Inventories at April 30, 2004 consist of:


         Inventory, principally gold jewelry                   $     5,390,903
         Less consigned gold                                        (3,058,699)
                                                               ----------------
              Net inventories                                  $     2,332,204
                                                               ================

          HMS has a gold consignment agreement with a gold lender. Under the terms of the agreement, HMS is entitled to lease the lesser of an aggregate amount of 13,200 ounces, or an aggregate consigned gold value not to exceed $4,950,000 less any balance outstanding on its $1,500,000 line of credit. Title to such consigned gold remains with the gold lender until HMS purchases the gold. However, during the period of consignment, the entire risk of loss, damage or destruction of the gold is borne by HMS. The purchase price per ounce is based on the daily Second London Gold Fix. HMS pays the gold consignor a consignment fee based upon the dollar value of gold ounces outstanding, as defined in the agreement. At April 30, 2004, HMS had 7,873.1 ounces of gold on consignment with a market value of $3,058,699 ($388.50 per ounce).

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

          The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS does not have any advances on this line of credit at April 30, 2004.

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

6.       NOTES PAYABLE

          Notes payable consists of the following at April 30, 2004:

            Note payable to a company, extended to
            July 31, 2004; interest payable monthly
            at 5.8% (a)                                              $   835,000

            Note payable to a bank, with monthly payments
            of $4,658.36 including interest at 5.25%; with
            the balance of $250,252.77 due December 10, 2004;
            guaranteed by the President of Gem Pak;
            collateralized by bonds owned by an individual
            who is also a personal guarantor                             270,530
                                                                     -----------
              Total notes payable                                    $ 1,105,530
                                                                     ===========

          (a) Convertible into common stock at the lesser of $.015 per share or the market price, limited to 9.9% of the total outstanding shares of the Company at the time of conversion. All of the issued and outstanding common stock of HMS is collateral on the note, in second position behind the collateral position of the note due the president of HMS and the note is guaranteed by G. David Gordon. In the event of default on any of the loans secured by the HMS common stock, the lender has the option to purchase HMS for $5,000,000. On January 28, 2004, the Company issued 250,000 shares of its common stock as a loan extension fee and issued 1,210,746 shares of its common stock for $12,107 in accrued interest.


7.       NOTES PAYABLE DUE RELATED PARTIES

         Notes payable due related parties consists of the following at April 30, 2004:

            Note payable to the president of HMS, due on
            July 31, 2004; interest payable monthly at 8%;
            collateralized by the common stock of HMS;
            guaranteed by G. David Gordon; convertible into
            common stock of the Company at $.01 per share,
            limited to 9.9% of the total outstanding shares of
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
            and all shares have anti-dilution rights                     100,488
                                                                     -----------
              Total notes payable due related parties                $ 1,350,488
                                                                     ===========

         The Company issued the president of HMS 300,000 shares of its common stock as a loan extension fee on January 28, 2004.

8.       SEGMENT INFORMATION

         The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. With the disposition of Silver and Tandori, continuing operations currently includes one segment, the wholesale gold operations of HMS.

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

         On January 3, 2003, James G. Gordon and Lisa K. Gordon ("Plaintiffs") filed a petition in the District Court of Montgomery County, Texas, Cause No. 03-01-00006-CV against SGD Holdings, Ltd., G. David Gordon and David Covey. G. David Gordon is the brother of James G. Gordon and David Covey is the former president of Tandori, Inc., a wholly owned subsidiary of SGD. Plaintiffs, in their claim asserted against SGD, are seeking to declare the one for six stock split, which occurred in September 1999, void. If declared void, they claim they would presently own 75,000,000 shares of SGD common stock instead of 11,250,000 shares of SGD common stock as currently reported by the Company. Presently, the case is in discovery and Company counsel has not obtained all information necessary to assess the merits of Plaintiffs' claim and is therefore unable to determine a possible outcome or the extent of the Company's liability, if any.

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

         On May 2, 2003, Lakewood Development Corporation ("Lakewood"), a stockholder, filed a petition in the District Court of Tarrant County, Texas, Cause No. 96 198685 03 against SGD Holdings, Ltd. and James G. Gordon, former President of SGD. Lakewood, in its claim asserted against SGD and Gordon, alleged fraud in stock transactions under
         Section 27.01 of the Texas Business and Commerce Code, violations of the anti-fraud provisions of the Texas Securities Act and common law fraud. In addition, Lakewood is alleging breach of fiduciary duty against Gordon. Lakewood is seeking restitution of the $7,817,500 which it invested in common stock based upon representations made by Gordon, together with damages, expenses and interest. Presently, the case is in discovery and Company counsel has not obtained all information necessary to assess the merits of Lakewood's claims and therefore is unable to determine a possible outcome or the extent of the Company's liability, if any.

         On December 31, 2003, Richard Singer and Robert Bertsch, on behalf of the Company, filed suit against James G. Gordon, a director of the Company, for his breach of fiduciary duty as a result of his unilateral actions to prevent the Company from exercising its option to acquire the building which HMS currently leases. The parties have yet to begin any substantial discovery and, therefore, the Company and its attorneys are not in a position to assess the merits of this action.


10.      COMMITMENTS

         In addition to the HMS lease discussed in Note 3, the Company has two non-cancelable operating leases. Future minimum lease payments amount to $34,529 for the balance of fiscal 2004, $81,116 for fiscal 2005 and $46,116 for fiscal 2006.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased from $2,198,988 at July 31, 2003 to $1,952,446 at April 30, 2004. The decrease in working capital of $246,542 consists of an increase in current assets of $540,698 less an increase in current liabilities of $787,240. The major items of the increase in current assets consisted of an increase in accounts receivable of $104,824, an increase in inventory of $131,385 and an increase in cash of $407,836. The major increase in current liabilities was from an increase in accounts payable of $314,463 and an increase in notes payable of $270,530.

     The Company has a number of unresolved legal issues with one of its Directors, James G. Gordon and will continue to have high legal costs, which amounted to approximately $76,000 during the nine months ended April 30, 2004, until these issues can be resolved. The Company anticipates that it will be able to raise additional funds, as necessary, to fund these lawsuits.

     The Company sold 2,400,001 shares of its common stock during the quarter ended April 30, 2004 for $36,000 in cash.

     The Company acquired property and equipment in the amount of $82,014 during the nine-month period ended April 30, 2004 and is currently budgeting an additional $20,000 for capital expenditures for the remainder of fiscal 2004. The Company plans to use cash and existing credit sources for the acquisitions.

     HMS relies on a gold consignment program, short-term borrowings and internally generated funds to finance its inventories and accounts receivable. HMS fills most of its gold supply needs through a gold consignment arrangement with a gold lender. Under the terms of that arrangement, HMS is entitled to lease the lesser of an aggregate of 13,200 ounces of fine gold or an aggregate consigned gold value not to exceed $4,950,000, reduced by any outstanding balance on its $1,500,000 line of credit. The consigned gold is secured by substantially all property of HMS, including its cash, accounts receivable, inventory and machinery and equipment, the corporate guaranty of SGD and the individual guaranty's of Harry Schmidt, President of HMS, and G. David Gordon. HMS pays the gold lender a consignment fee based on the dollar value of ounces of gold outstanding under their agreement, which value is based on the daily Second London Gold Fix. HMS believes that its financing rate under the consignment arrangement is substantially similar to the financing rates charged to gold consignees similarly situated to HMS. As of April 30, 2004, HMS held 7,873.1 ounces of gold on consignment with a market value of $3,058,699.

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

     The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS does not have any advances on this line of credit at April 30, 2004.

RESULTS OF OPERATIONS

                   THREE MONTHS ENDED APRIL 30, 2004 AND 2003

     SALES AND COST OF SALES - The Company's sales and cost of sales may be summarized as follows for the three-month periods ended April 30, 2004 and 2003:

                                                       2004            2003

     Sales and revenues                            $ 2,576,881    $ 2,264,293
     Cost of sales                                   1,905,723      1,752,289
                                                   -----------    -----------
     Gross profit                                  $   671,158    $   512,004
                                                   ===========    ===========

     Total sales increased $312,588 (13.8%) during the three-month period ended April 30, 2004, as compared to the same prior year period. The increase consists of $178,942 in retail sales by the jewelry stores and Gem Pak and an increase of $133,646 in wholesale gold sales. Gem Pak distributed its new catalog during April 2004 and HMS distributed its catalog during May and June 2004. The Company expects improved sales from new products.

     The Second London Gold Fix was $388.50 per ounce on April 30, 2004 and $399.75 per ounce on January 31, 2004, the beginning of the current year quarter. The Second London Gold Fix was $336.75 per ounce on April 30, 2003 and $367.50 per ounce on January 31, 2003. Sales volumes were down during the current quarter, countering one-half of the approximate 12% average increase in gold price. The decline in volume sold is attributed to lower consumer spending due to the general state of the economy. In addition, the Company is currently in the second year of its catalog and sales have generally been better during the initial year of a catalog.

     Gross profit has increased to 26.0% during the current year period from 22.6% during the same prior year period. The 3.4% improvement includes 0.5% for HMS and 2.9% from the higher gross profit realized from new operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The following summarizes the Company's selling, general and administrative expenses ("SGA") for the three-month periods ended April 30, 2004 and 2003:

                                                      2004             2003

     HMS                                           $   617,835    $   597,998
     Jewelry and Rings                                 122,745          1,122
     Gem Pak                                            33,615             --
     Corporate and other                                41,312         91,316
                                                   -----------    -----------
       Total                                       $   815,507    $   690,436
                                                   ===========    ===========


     HMS's SGA for the quarter ended April 30, 2004 increased 3.3% from the year earlier period. Jewelry and Rings SGA commenced operations during the current quarter and represents the SGA associated with their retail operations. Gem Pak was acquired during the current quarter and the SGA represents one month of operations. Corporate SGA decreased $50,004 during the quarter ended April 30, 2004 as compared to the year earlier period. The prior year corporate SGA includes a $50,000 charge for a settlement with G. David Gordon.

     INTEREST EXPENSE AND GOLD CONSIGNMENT FEE - Related party interest expense decreased $39,343 to $27,257 during the quarter ended April 30, 2004, as compared to the year earlier period. Interest expense decreased $16,999 during the quarter ended April 30, 2004, as compared to the year earlier period. The decrease in related party interest expense is primarily due to the prior year amount including amortization of loan and guaranty fees in the amount of $40,000. The decrease in other interest expense is primarily due to the prior year amount including $13,300 in amortization of loan fees.

     The gold consignment fee decreased $21,301 during the three month period ended April 30, 2004, as compared to the prior year period. The decrease is due to having lower balances on the gold consignment facility as a result of a reduction in the number of ounces of gold on consignment. At April 30, 2004, HMS had 7,873.1 ounces of gold on consignment with a related consignment obligation of $3,058,699 ($388.50 per ounce). At April 30, 2003, HMS had 12,925 ounces of gold on consignment with a related consignment obligation of $4,352,494 ($336.75 per ounce). Accordingly, the decrease is a result of the 39% decrease in the quantity of gold on consignment offset by the 12% average increase in the price of gold, since the rate was approximately the same.

     UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES - The Company recognized an unrealized gain in the amount of $45,857 during the three month period ended April 30, 2004, from its investment in marketable equity securities that have been classified as trading securities. During the three month period ended April 30, 2003, the Company recognized an unrealized loss of $1,943.

     LOSS ON SALE OF MARKETABLE SECURITIES - The Company sold its remaining trading marketable securities during the current year quarter and realized a loss of $47,750.

     INCOME TAXES - The Company recorded an income tax benefit of $71,100 during the three month period ended April 30, 2004, and a benefit for income taxes in the amount of $54,800 during the three month period ended April 30, 2003.

     DISCONTINUED OPERATIONS - The Company recognized a loss of $671,559, with no income tax benefit, during the three months ended April 30, 2003, from its discontinued operations.

                    NINE MONTHS ENDED APRIL 30, 2004 AND 2003

     SALES AND COST OF SALES - The Company's sales and cost of sales may be summarized as follows for the nine-month periods ended April 30, 2004 and 2003:

                                                       2004            2003

     Sales and revenues                            $ 10,331,588    $ 10,907,808
     Cost of sales                                    7,741,380       8,211,108
                                                   ------------    ------------
     Gross profit                                  $  2,590,208    $  2,696,700
                                                   ============    ============


     Total sales, principally gold sales, have decreased $576,220 (5.3%) during the nine-month period ended April 30, 2004, as compared to the same prior year period.

     The Second London Gold Fix was $388.50 per ounce on April 30, 2004 as compared to $354.75 per ounce on July 31, 2003, the beginning of the current year period. The Second London Gold Fix was $336.75 per ounce on April 30, 2003 as compared to $304.65 per ounce on July 31, 2002. Sales volumes were down substantially during the current year period, more than countering the approximate 16% average increase in gold price. The decline in volume sold is attributed to lower consumer spending due to the general state of the economy. In addition, the Company is currently in the second year of its catalog and sales have generally been better during the initial year of a catalog. The decline in sales began to reverse in the quarter ended April 30, 2004, and the Company released its new catalog during May and June 2004, which is expected to result in improved sales.

     Total gross profit has increased to 25.1% during the current year period from 24.7% during the same prior year period. HMS gross profit declined to 23.7% during the current year period as compared to 24.7% during the same prior year period. HMS has a fixed dollar amount of profit for each ounce of gold sold. Accordingly, with the gold value increasing, the gross profit percentage is a smaller percentage of sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The following summarizes the Company's selling, general and administrative expenses ("SGA") for the nine-month periods ended April 30, 2004 and 2003:

                                                        2004            2003

     HMS                                           $  1,912,299    $  1,914,691
     Jewelry and Rings                                  286,154           3,401
     Gem Pak                                             33,615              --
     Corporate                                          236,820         247,643
                                                   ------------    ------------
       Total                                       $  2,468,888    $  2,165,735
                                                   ============    ============

     HMS's SGA for the nine-month period ended April 30, 2004 decreased 0.1% from the year earlier period. Jewelry and Rings SGA commenced operations during the current year period and this cost represents the SGA associated with their retail operations. Gem Pak was acquired April 1, 2004 and this cost represents the SGA associated with one month of operations. Corporate SGA decreased $10,823 (4.4%) during the nine-month period ended April 30, 2004 as compared to the year earlier period.

     INTEREST EXPENSE AND GOLD CONSIGNMENT FEE - Related party interest expense increased $857 to $119,457 during the nine-month period ended April 30, 2004, as compared to the year earlier period. Interest expense decreased $42,577 during the nine-month period ended April 30, 2004, as compared to the year earlier period. The decrease in other interest expense is primarily due to the prior year amount including $39,900 in amortization of loan and guaranty fees.

     The gold consignment fee decreased $41,394 during the nine-month period ended April 30, 2004, as compared to the prior year period. The decrease is due to having lower balances on the gold consignment facility as a result of a reduction in the number of ounces of gold on consignment. At April 30, 2004, HMS had 7,873.1 ounces of gold on consignment with a related consignment obligation of $3,058,699 ($388.50 per ounce). At April 30, 2003, HMS had 12,925 ounces of gold on consignment with a related consignment obligation of $4,352,494 ($336.75 per ounce). Accordingly, the decrease is a result of the 39% decrease in the quantity of gold on consignment offset by the 12% increase in the price of gold, since the rate was approximately the same.

     UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES - The Company recognized an unrealized gain in the amount of $85,067 during the nine-month period ended April 30, 2004, from its investment in marketable equity securities that have been classified as trading securities. During the nine-month period ended April 30, 2003, the Company recognized an unrealized loss of $7,407.

     LOSS ON SALE OF MARKETABLE SECURITIES - The Company sold its remaining trading marketable securities during the current year period and realized a loss of $69,783.

     INCOME TAXES - The Company recorded an income tax benefit of $34,400 during the nine-month period ended April 30, 2004, and a provision for income taxes in the amount of $120,500 during the nine-month period ended April 30, 2003.

     DISCONTINUED OPERATIONS - The Company recognized a loss of $1,040,566, including an income tax benefit of $187,600, during the nine-month period ended April 30, 2003, from its discontinued operations.

ITEM 3.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2004, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

     On January 3, 2003, James G. Gordon and Lisa K. Gordon ("Plaintiffs") filed a petition in the District Court of Montgomery County, Texas, Cause No. 03-01-00006-CV against SGD Holdings, Ltd., G. David Gordon and David Covey.
     G. David Gordon is the brother of James G. Gordon and David Covey is the former president of Tandori, Inc., a wholly owned subsidiary of SGD. Plaintiffs, in their claim asserted against SGD, are seeking to declare the one for six stock split, which occurred in September 1999, void. If declared void, they claim they would presently own 75,000,000 shares of SGD common stock instead of 11,250,000 shares of SGD common stock as currently reported by the Company. Presently, the case is in discovery and Company counsel has not obtained all information necessary to assess the merits of Plaintiffs' claim and is therefore unable to determine a possible outcome or the extent of the Company's liability, if any.

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

     On April 23, 2003, SGD's wholly owned subsidiary, Con-Tex Silver Imports, Inc. filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division, Case No. 03-43783-DML-11 and on September 23, 2003, the Voluntary Petition was converted to Chapter 7.

     On May 2, 2003, Lakewood Development Corporation ("Lakewood"), a stockholder, filed a petition in the District Court of Tarrant County, Texas, Cause No. 96 198685 03 against SGD Holdings, Ltd. and James G. Gordon, former President of SGD. Lakewood, in its claim asserted against SGD and Gordon, alleged fraud in stock transactions under Section 27.01 of the Texas Business and Commerce Code, violations of the anti-fraud provisions of the Texas Securities Act and common law fraud. In addition, Lakewood is alleging breach of fiduciary duty against Gordon. Lakewood is seeking restitution of the $7,817,500 which it invested in common stock based upon representations made by Gordon, together with damages, expenses and interest. Presently, the case is in discovery and Company counsel has not obtained all information necessary to assess the merits of Lakewood's claims and therefore is unable to determine a possible outcome or the extent of the Company's liability, if any.

     On December 31, 2003, Richard Singer and Robert Bertsch, on behalf of the Company, filed suit against James G. Gordon, a director of the Company, for his breach of fiduciary duty as a result of his unilateral actions to prevent the Company from exercising its option to acquire the building which HMS currently leases. The parties have yet to begin any substantial discovery and, therefore, the Company and its attorneys are not in a position to assess the merits of this action.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended April 30, 2004, the Company issued 2,400,001 shares of its common stock in exchange for $36,000 in cash and issued 100,000 shares of its common stock to acquire 80% of Gem Pak. The small business issuer claimed exemption from registration based upon Section 4(2) of the Securities and Exchange Act of 1933.


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



                                       SGD HOLDINGS, LTD.





Date: June 21, 2004                    By: /s/ Terry Washburn
                                           -------------------------------------
                                           Terry Washburn, President, Acting CEO
                                           and Principal Accounting Officer