Form 10KSB
period 2004-07-31
SGD HOLDINGS LTD
filed 2004-11-19
CIK 1106836

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JULY 31, 2004

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

Check if delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year - $12,977,574.

As of October 31, 2004, the registrant had outstanding 45,666,824 shares of its common stock, par value $.0001, its only class of voting securities. The aggregate market value of the shares of common stock of the registrant held by non-affiliates on October 26, 2004, was approximately $717,505 based on its closing price on the OTC Bulletin Board on that date. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ].

                               SGD HOLDINGS, LTD.

                                TABLE OF CONTENTS

                                   FORM 10-KSB

                                     Part I

                                                                            Page
Item 1            Description of Business                                     3
Item 2            Description of Property                                     8
Item 3            Legal Proceedings                                           8
Item 4            Submission of Matters to a Vote of Security Holders         9

                                     Part II

Item 5            Market for Common Equity and Related Stockholder Matters   10
Item 6            Management's Discussion and Analysis or Plan of Operation  12
Item 7            Financial Statements                                       21
Item 8            Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        48
Item 8A           Controls and Procedures                                    48
Item 8B           Other Information                                          48

                                    Part III

Item 9            Directors and Executive Officers of the Registrant         49
Item 10           Executive Compensation                                     51
Item 11           Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters                 52
Item 12           Certain Relationships and Related Transactions             53
Item 13           Exhibits                                                   54
Item 14           Principal Accountant Fees and Services                     54

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

SGD, formerly Transun International Airways, Inc., was incorporated May 22, 1996, in Delaware and until June 1999 was a development stage company with plans to establish itself as an air transport company providing non-scheduled air service (charter flights) for tour operators, charter brokers, cruise line casinos, theme parks and theme attractions. On June 10, 1999, the Company changed its name from Transun International Airways, Inc. to Goldonline International, Inc. and on January 24, 2001, the Company changed its name from Goldonline International, Inc. to SGD Holdings, Ltd.

On June 10, 1999, SGD acquired all of the issued and outstanding common stock of both Con-Tex Silver Imports, Inc. ("Silver"), incorporated September 12, 1994, in Texas and Jewelry Solutions & Commerce, Inc. ("Jewelry"), formerly Gold Online.com, Inc., incorporated February 3, 1999, in Delaware. For accounting purposes, the acquisitions have been treated as the acquisition of Silver and Jewelry by SGD with Silver as the acquirer (reverse acquisition). The historical financial statements prior to June 10, 1999, are those of Silver. On January 17, 2001, Gold Online.com, Inc. changed its name to Jewelry. In November and December 2003, Jewelry opened two retail jewelry stores in Texas.

Effective October 1, 2000, the Company acquired, pursuant to an Agreement and Plan of Merger the operations and business of HMS Jewelry Company, Inc. ("HMS"), in exchange for $4,500,000 in cash and convertible promissory notes in the amount of $2,500,000. The transaction resulted in the merger of the business and operations of HMS Jewelry Co., Ltd., a Texas limited partnership, and HMS Operating Company, a Texas corporation, into a newly formed subsidiary of the Company, HMS. HMS is a national jewelry wholesaler, specializing in 18K, 14K and 10K gold and platinum jewelry, with headquarters in Addison, Texas. HMS markets its products to a network of over 30,000 retail jewelers, through a catalog and telephone ordering system and through its B2B online catalog at http://www.HMSgold.com.

Rings N' Things, LLC ("Rings") was incorporated on September 2, 2003, in Nevada and is an 80% subsidiary of Jewelry. Rings opened two retail jewelry stores before the holiday season in October and November 2003. Both stores have now been closed and Rings is currently inactive.

Effective April 1, 2004, HMS completed the acquisition of 80% of Gem Pak, Inc. ("Gem Pak") in a transaction treated as a purchase for accounting purposes. SGD issued 100,000 shares of its common stock for 80% of Gem Pak's common stock. Gem Pak was incorporated in Texas on May 24, 2002. Gem Pak sells packaging and display materials to the same customer base as HMS.


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

During the week ended July 25, 2003, management of the Company determined that the additional costs being charged as a result of operating in bankruptcy would make it virtually impossible to reorganize Silver. Accordingly, in SGD's next scheduled Board of Director's meeting, August 7, 2003, the Board voted to convert the Chapter 11 case to Chapter 7 and all operations of Silver were immediately discontinued. The Voluntary Petition for Reorganization under Chapter 11 was converted to Chapter 7 on September 23, 2003.

 Silver was involved in both the wholesale and retail jewelry business, principally silver, with retail locations in Texas. The wholesale operation of Silver consisted of sales directly from its headquarters in Conroe, Texas, sales from a Dallas location and sales from jewelry shows at locations throughout the south central United States.

(b) Effective September 1, 2001, SDG acquired the business and operations of Tandori, Inc., ("Tandori") pursuant to a Transfer and Assumption Agreement in exchange for $300,000 in cash paid to the franchisor and assumption of existing liabilities. The acquisition included the LifeStyle Technologies(TM) franchise for Raleigh, North Carolina, which had commenced operations in January 2001, and three other locations which had not yet commenced operations; part of Houston, Texas and Wilmington and Greensboro, North Carolina. In addition, SGD issued 800,000 shares of its common stock, valued at $160,000, based upon the quoted price on the date of transfer, to certain principles of the new operation.

On July 17, 2003, the Company received an offer to sell the assets and business of Tandori, effective July 31, 2003, in exchange for assumption of liabilities, excluding payroll taxes. In addition, the buyer agreed to pay to SGD up to 50% of any profits the buyer might make from the sale of Tandori's assets, up to $1,000,000, if the buyer should sell the assets to a third party within three years of the acquisition. The Company subsequently approved the offer and the operations have been included in discontinued operations for the periods presented. The purchaser was a company owned by G. David Gordon and the President of Tandori.

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

HMS is a wholesale jewelry distributor with headquarters in Addison, Texas. HMS primarily sells gold products to a network of over 30,000 retail jewelers, through a catalog and telephone ordering system and through its B2B online catalog at http://www.HMSgold.com.

Gem Pak sells packaging and display materials to the same customer base as HMS.

Jewelry established an Internet jewelry presence in the late fall of 1999, when Jewelry began selling through an e-commerce site, located at http://www.GoldOnline.com, which has now been licensed to a third party. Jewelry is currently operating two retail jewelry stores which market principally silver jewelry.

FISCAL YEAR

As used throughout this document, fiscal 2004 refers to the fiscal year ended July 31, 2004, and fiscal 2003 refers to the fiscal year ended July 31, 2003.

PRINCIPAL PRODUCTS AND MARKETS

HMS is a national jewelry wholesaler, specializing in 18K, 14K and 10K gold and platinum jewelry, with headquarters in Addison, Texas. HMS markets its products to a network of over 30,000 retail jewelers through a catalog and telephone ordering system and through its B2B online catalog at http://www.HMSgold.com. HMS reduces gross sales by the amount of returns and discounts to determine net sales each month. Each month a reserve is established for returns based on HMS's historical experience, the amount of gross sales and the customer base. Total actual returns amounted to approximately 9.23% and 10.55% of gross sales in fiscal 2004 and fiscal 2003, respectively.

Gem Pak sells packaging and display materials to the same customer base as HMS. Jewelry has two retail jewelry stores which sell primarily silver jewelry. Approximately 66% of Jewelry's sales were jewelry which had been acquired from HMS. The sales from HMS to Jewelry are eliminated in consolidation.

DISTRIBUTION

HMS generally utilizes the services of United Parcel Service for shipping their products; whereas, Gem Pak utilizes both United Parcel Service and Federal Express for shipping their products.

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

Gem Pak sells packaging and display materials, principally to the same customer base as HMS. HMS is integrating the accounting, fulfillment and customer service aspects of Gem Pak into their existing operations.

SOURCE AND AVAILABILITY OF RAW MATERIALS

HMS and Gem Pak acquire inventory from a large number of sources, the loss of any one of which would not have a material impact on their operations.

HMS uses gold consignment arrangements with a gold lender to supply substantially all of its gold needs. See Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

SEASONAL NATURE OF BUSINESS

The Company's business is seasonal in nature. Presented below are the Company's net sales from continuing operations for each quarter of fiscal 2004 and fiscal 2003:
                                                                  Net Sales
                                                              ($ in thousands)
                                                              ----------------
Fiscal 2004 ended July 31, 2004

          First quarter                                           $     3,545
          Second quarter                                                4,210
          Third quarter                                                 2,577
          Fourth quarter                                                2,646
                                                                  -----------
            Total                                                 $    12,978
                                                                  ===========

Fiscal 2003 ended July 31, 2003

          First quarter                                           $     3,995
          Second quarter                                                4,649
          Third quarter                                                 2,264
          Fourth quarter                                                2,514
                                                                  -----------
            Total                                                 $    13,422
                                                                  ===========


HMS has experienced a seasonal pattern in its operating results with its second quarter (ended January 31) typically having the highest sales. This fluctuation is mitigated to a degree by the early placement of orders by many of their customers, particularly for the Christmas holiday season. This accounts for the first quarter (ended October 31) generally having higher sales than the third and fourth quarter. In addition, HMS markets holiday and seasonal products year round for such occasions as Mother's Day, Valentine's Day, Father's Day, religious holidays and school graduations.

MAJOR CUSTOMERS

HMS services a significant number of jewelry store customers located throughout the United States, the largest of which accounts for 6.4% of net sales. The loss of any one customer would not have a material impact on the operations of HMS.

EMPLOYEES

At July 31, 2004, the Company had 42.5 equivalent employees (40 full-time) as compared to 25.5 equivalent employees (23 full-time) at July 31, 2003.

ITEM 2.  DESCRIPTION OF PROPERTY

At July 31, 2004, SGD maintained its corporate headquarters at 4385 Sunbelt Drive, Addison, Texas, which is in the offices of HMS.

HMS maintains its wholesale gold inventory and operations in Addison, Texas. The office and operations area comprises 8,075 square feet and is leased from a company owned by the President of HMS for $8,075 per month.

Gem Pak maintains its warehouse and distribution center in Richardson, Texas. The operations area is currently leased for $4,055 per month.

Jewelry leases its two retail locations for $2,500 and $3,843 per month, respectively.


ITEM 3.  LEGAL PROCEEDINGS

On December 13, 2002, SGD filed a petition against James G. "Greg" Gordon ("Gordon") in the 342nd District Court, Tarrant County, Texas alleging breach of fiduciary duty, conversion of corporate funds and misappropriation of corporate funds. SGD alleged that Gordon, who was President of SGD from June 10, 1999, until November 25, 2002, wrongfully and without authority or approval, transferred approximately $2.7 million from two separate SGD bank accounts into an account or accounts held by Silver. Thereafter Gordon utilized a portion of SGD's funds for his and his family's personal use and enjoyment, his personal financial gain and for unauthorized transactions on Silver's behalf. SGD was seeking to recover its damages, which were in excess of $2.7 million, costs of court and pre-judgment interest as allowed by law. SGD dismissed its claim against Gordon as it determined the cost would exceed any benefit and the funds it saved could be used to pay creditors of the Company; however the Company still maintains the right to re-file the lawsuit against Gordon.

On January 3, 2003, James G. Gordon and Lisa K. Gordon ("Plaintiffs") filed a petition in the District Court of Montgomery County, Texas, Cause No. 03-01-00006-CV against SGD Holdings, Ltd., G. David Gordon and David Covey. G. David Gordon is the brother of James G. Gordon and David Covey was president of Tandori, a wholly owned and currently inactive subsidiary of SGD. Plaintiffs, in their claim asserted against SGD, are seeking to declare the one for six stock split, which occurred in September 1999, void. If declared void, they claim they would presently own 75,000,000 shares of SGD common stock instead of 11,250,000 shares of SGD common stock as currently reported by the Company. In October 2004, James Gordon was able to obtain a temporary restraining order in this action which prevents SGD from raising any additional equity capital until the trial is completed. Trial in this matter is scheduled to commence in the second week of January 2005. Management of the Company does not expect to incur any significant liability; however, there are a number of unresolved issues which could result in liability to the Company.

In March 2003, Silver filed a petition in the District Court of Galveston County, Texas, Cause No. 03CV0316 against Debbie King, the sister-in-law of James G. Gordon. Effective October 28, 2002, James G. Gordon, the former President of Silver entered into a transaction with his sister-in-law whereby he sold the assets of one of the retail locations of Silver for cash proceeds of $30,645. The Company recorded a loss on the transaction of $51,015 in fiscal 2003. In its claim, Silver alleged conspiracy, unjust enrichment and that the sale of the retail location is void because of unconscionability. Additionally, Silver requested a return of profits received by Defendant. This action is currently stayed due to Silver filing a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code on April 23, 2003, as described below.

On April 23, 2003, SGD's wholly owned subsidiary, Silver filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division, Case No. 03-43783-DML-11. The reorganization filing was necessitated as a result of James G. Gordon, a Director and former President of SGD, locking Silver employees out of the office and warehouse premises which he owned and leased to Silver, which prevented Silver from operating. The Voluntary Petition for Reorganization under Chapter 11 was converted to Chapter 7 on September 23, 2003.

On May 2, 2003, Lakewood Development Corporation ("Lakewood") filed a petition in the District Court of Tarrant County, Texas, Cause No. 96 198685 03 against SGD and James G. Gordon, former President of SGD. Lakewood, in its claim asserted against SGD and Gordon, alleged fraud in stock transactions under
Section 27.01 of the Texas Business and Commerce Code, violations of the anti-fraud provisions of the Texas Securities Act and common law fraud. In addition, Lakewood is alleging breach of fiduciary duty against Gordon. Lakewood is seeking restitution of the $7,817,500 which it invested in common stock based upon representations made by Gordon, together with damages, expenses and interest. Presently, Company counsel is negotiating a settlement with Lakewood. The Company has accrued $1,000,000 as an estimate of the cost of the settlement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

SGD had been a non-reporting publicly traded company with certain of its securities exempt from registration under the Securities Act of 1933 pursuant to Rule 504 of Regulation D and Rule 701 of the General Rules and Regulations of the Securities and Exchange Commission. SGD's common stock is now traded on the OTC Bulletin Board operated by NASDAQ under the symbol SGDD. SGD had not filed a registration statement with the Securities and Exchange Commission and had not been a reporting company under the Securities Exchange Act of 1934 prior to April 3, 2000.

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

The following chart shows the quarterly high and low bid prices for the Company's common stock for the last two years, as reported on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.


                                       Opening         High             Low         Closing
                                         Bid            Bid             Bid           Bid
                                         ---            ---             ---           ---
Quarter ended October 31, 2003          $.01           $.03            $.01          $.01
Quarter ended January 31, 2004          $.01           $.08            $.01          $.03
Quarter ended April 30, 2004            $.03           $.08            $.02          $.04
Quarter ended July 31, 2004             $.04           $.04            $.02          $.02


Quarter ended October 31, 2002          $.07           $.18            $.04          $.06
Quarter ended January 31, 2003          $.06           $.17            $.03          $.05
Quarter ended April 30, 2003            $.05           $.12            $.05          $.06
Quarter ended July 31, 2003             $.06           $.06            $.01          $.01

HOLDERS

As of July 31, 2004, there were approximately 263 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

DIVIDENDS

The Company has not previously paid cash dividends on its common stock, and intends to utilize current resources to expand; thus, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of July 31, 2004, the Company did not have any outstanding options or warrants with respect to compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance.

Recent Sales of Unregistered Securities

During the year ended July 31, 2004, the Company issued 6,210,746 shares of its common stock in exchange for $62,107 in accounts payable and accrued expenses owed by the Company. The shares were issued pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

During the year ended July 31, 2004, the Company issued 550,000 shares of its common stock in exchange for loan extension fees valued at $5,500. The shares were issued pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

During the year ended July 31, 2004, the Company issued 100,000 shares of its common stock in exchange for 80% of the common stock of Gem Pak, Inc. The shares were issued pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

During the year ended July 31, 2004, the Company sold 2,540,001 shares of its common stock in private transactions for $38,100. The shares were issued pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic conditions and their impact on the retail and wholesale sales environment; 2. Fluctuations in the price of gold and other metals used to manufacture our jewelry; 3. Customer requirements; 4. Competition from outside the United States where labor costs are substantially lower; and 5. Success of marketing, advertising and promotional campaigns.

The continuing operations of the Company consist primarily of the wholesale sales operations of HMS.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $184,360 at July 31, 2004, from $2,198,988 at July 31, 2003. The working capital decrease of $2,014,628 consists of a decline in current assets of $306,425 and an increase in current liabilities of $1,708,203. The decline in current assets is primarily composed of a decline in cash of $203,684, a net increase in inventory of $251,644, a decrease in deferred taxes of $174,300 and a decrease in prepaid expenses and other assets of $120,069. The increase in current liabilities includes an increase in notes payable of $263,198, an increase in accounts payable of $127,444, an increase in amounts due to related parties of $202,938 and an increase in accrued expenses of $1,094,135.

The Company had a net loss of $3,572,310 for fiscal 2004 which included a charge for goodwill impairment of $1,988,426 and a charge of $1,000,000 for an estimate of the Lakewood litigation settlement. Accordingly, the Company still incurred a loss of $583,884 in addition to the charges above. The Company has two notes, in the amount of $1,250,000 and $835,000, which are currently past due, and because of the temporary restraining order granted to James G. Gordon the Company is unable to raise any equity capital. Trial for the litigation with James G. Gordon is scheduled to commence during the second week of January 2005. The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, (iii) unsuccessful in its litigation with James G. Gordon, (iv) unable to raise additional funds through private placement sales of its common stock, or (v) unable to satisfy the covenants of the gold consignment agreement, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company has a number of unresolved legal issues with one of its Directors, James G. Gordon and will continue to have high legal costs until these issues can be resolved. The Company anticipates that it will be able to raise additional funds, as necessary, to fund these lawsuits.

HMS relies on a gold consignment program, short-term borrowings and internally generated funds to finance its inventories and accounts receivable. HMS fills most of its gold supply needs through a gold consignment arrangement with a gold lender. Under the terms of that arrangement, HMS is entitled to lease the lesser of an aggregate of 13,200 ounces of fine gold or an aggregate consigned gold value not to exceed $4,950,000, reduced by any outstanding balance on its $1,500,000 line of credit. Payment for the consigned gold and the line of credit is secured by substantially all property of HMS, including its cash, accounts receivable, inventory and machinery and equipment, the corporate guaranty of SGD and the individual guaranty of G. David Gordon, CEO of HMS. HMS pays the gold lender a consignment fee based on the dollar value of ounces of gold outstanding under their agreement, which value is based on the daily Second London Gold Fix. HMS believes that its financing rate under the consignment arrangement is substantially similar to the financing rates charged to gold consignees similarly situated to HMS. As of July 31, 2004, HMS held 8,608.1 ounces of gold on consignment with a market value of $3,369,210, and at July 31, 2003, HMS held 9,925 ounces of gold on consignment with a market value of $3,520,894.

The consignment agreement contains restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and the agreement requires HMS to own a specific amount of gold at all times. Management believes that HMS is in compliance with all covenants of the consignment agreement, except one, for which HMS has requested a waiver of the covenant from the gold lender.

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

While we believe our supply of gold is relatively secure, significant increases or rapid fluctuations in the cost of gold may impact the demand for our products. During the past two years, the average closing price of gold according to the Second London Gold Fix ranged from a low of $348 to a high of $427 and averaged $393 per ounce during fiscal 2004 and ranged from a low of $302 to a high of $390 and averaged $337 per ounce in fiscal 2003. Fluctuations in the precious metals markets and credit may result in an interruption of our gold supply or the credit arrangements necessary to allow us to support our accounts receivable and continue the use of consigned gold.

The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS does not have any advances on this line of credit at July 31, 2004. During fiscal 2004 HMS borrowed and repaid a total of $650,000 on this line of credit and during fiscal 2003 HMS borrowed and repaid a total of $950,000 on this line of credit.

During fiscal 2004, the Company had $155,607 in cash used in operating activities as compared to $974,875 ($397,559 used by continuing operations) in fiscal 2003. During fiscal 2004, the more significant items of operating activities which either used cash, or were negative adjustments to the net loss, were the net loss of $3,572,310 and an increase of inventory of $83,911. The more significant sources of cash or positive adjustments to the net loss for operating activities in fiscal 2004 were asset impairment of $1,988,426, depreciation and amortization of $70,317, loss on sale of assets of $73,508, decrease in other assets of $160,034, increase in accounts payable of $132,960 and increase in accrued expenses of $1,090,656. During fiscal 2003 the major uses of cash for operating activities were the net loss of $243,333, an increase in inventory of $212,624 and the decrease in accounts payable of $408,031. The most significant source of cash from operating activities and non-cash adjustments was the decrease in other assets of $278,303.

Investing activities during fiscal 2004 used $131,775 for capital expenditures. During fiscal 2003, the Company used $151,253 in investing activities, which included $107,500 for capital expenditures and $43,753 from discontinued operations.

During fiscal 2004, the Company had $83,698 in net cash provided by financing activities. The cash provided by financing activities in fiscal 2004 included an increase in amounts due related parties of $203,241, proceeds from the sale of common stock of $38,100, repayment of notes payable of $15,380 and loans made to Gem Pak prior to acquisition of $148,477. During fiscal 2003, the Company had $868,601 ($651,477 for discontinued operations) in net cash provided by financing activities. The $217,124 in cash provided by continuing operations includes $200,000 in proceeds from common stock sales, $30,000 in related party note proceeds and $12,876 in note payments.

The Company is currently budgeting $120,000 for capital expenditures for fiscal 2005. The Company will either use cash or its existing credit facilities to finance the planned capital expenditures.


SALES AND COST OF SALES

Sales and related cost of sales are summarized as follows:

                                                  2004               2003
                                                  ----               ----

Sales and revenues                        $    12,977,574    $     13,422,192
Cost of sales                                   9,680,269          10,083,982
                                          ---------------    ----------------
Gross profit                              $     3,297,305    $      3,338,210
                                          ===============    ================

Fiscal 2004
-----------
Sales decreased 3.3% in fiscal 2004 as compared to fiscal 2003. The decline in sales is primarily due to the two-year cycle which HMS uses for its catalog. Sales have historically been higher during the first year of the catalog, which was introduced in May and June 2002. Accordingly, most of fiscal 2004 sales were from the second year of the catalog. In May and June of 2004, a new catalog was introduced; however, the increased sales impact did not begin until the last month of fiscal 2004. The majority of the impact should be in fiscal 2005.

During the past two years, the average closing price of gold according to the Second London Gold Fix ranged from a low of $348 to a high of $427 and averaged $393 per ounce during fiscal 2004 and ranged from a low of $302 to a high of $390 and averaged $337 per ounce in fiscal 2003.

Fiscal 2003
-----------
Fiscal 2003 sales increased $1,460,553 (12%) from the prior year, despite the impact of the economy. The increase is primarily due to the impact of the new catalog which was introduced at the end of fiscal 2002 and to the increase in gold prices during fiscal 2003.

During fiscal 2004 the gross profit margin was 25.4% as compared to 24.9% in fiscal 2003. HMS gross profit margin declined in fiscal 2004 to 23.7% from 24.9% in fiscal 2003, primarily due to the increase in gold price. HMS has a fixed amount of profit for each ounce of gold sold; accordingly with the gold value increasing, their gross profit percentage is a smaller percentage of sales. The retail jewelry stores and Gem Pak's packaging and display sales are at higher gross profit margins and they account for the overall increase in gross profit percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Fiscal 2004 - Gold Operations - HMS SG&A
----------------------------------------
During fiscal 2004, HMS reduced its selling, general and administrative ("SG&A") expenses by $120,124 (4%) from the prior year amount.

Accounting and legal costs increased to $85,168 in fiscal 2004 from the prior year amount of $32,024. The fiscal 2004 amount includes $28,000 in allocated audit costs which were included in corporate SG&A in fiscal 2003. In addition, HMS completed the amendment and restatement of it's gold consignment agreement in June 2004, which accounted for the increase in legal costs.

A number of other costs and expenses both increased and decreased as follows: advertising - decreased $77,432; commissions - decreased $28,746; jewelry shows
- increased $33,847; and salaries - decreased $27,266.

Advertising costs decreased and jewelry costs increased, primarily due to allocating more of the advertising budget to jewelry show participation. Commissions are lower due to lower sales and salaries are lower due to temporary staff reductions.

Fiscal 2003 - Gold Operations - HMS SG&A
----------------------------------------
During fiscal 2003, the SG&A expenses of HMS increased $378,716 (16%) to $2,699,429 from $2,320,713. The 16% increase in SG&A is consistent with the 12% sales increase. The major items which increased include salaries of $118,791; catalog costs of $105,327; freight of $45,839; and commissions of $32,667. The majority of the increases are associated with the increased level of sales and the costs associated with the new catalog, which was distributed during the fourth quarter of fiscal 2002.

Corporate and other SG&A
------------------------
Corporate and other SG&A consist of the following:

                                                    2004              2003
                                                    ----              ----

Corporate                                         $409,448          $461,041
Retail jewelry                                     400,518                --
Gem Pak                                            169,323                --
                                                  --------          --------
     Total                                        $979,289          $461,041
                                                  ========          ========

Corporate and other SG&A increased $518,248 from the fiscal 2003 amount which is the result of the two added operations of retail jewelry and Gem Pak. Corporate SG&A decreased $51,593, which includes a reduction in professional fees, principally related to the legal activity regarding Director James G. Gordon, from $247,265 to $201,683; officer compensation increased $54,500, primarily due to only a nominal amount being recorded in fiscal 2003; and in fiscal 2003, assets with a book value of $34,774 were abandoned.

INTEREST EXPENSE

Interest expense may be summarized as follows:

                                                      2004             2003
                                                      ----             ----

Related party interest                         $     146,715    $     222,700
Other interest                                        57,622          101,953
                                               -------------    -------------
     Total                                     $     204,337    $     324,653
                                               =============    =============

The loans outstanding were renewed during fiscal 2004 and fiscal 2003, and the Company's common stock was issued as fees to induce the parties to renew their loans. Related party interest expense includes $40,500 and $117,500 in fiscal 2004 and 2003, respectively, of loan fee amortization. Other interest expense includes $2,500 and $53,200 in fiscal 2004 and 2003, respectively, of loan fee amortization. Excluding loan fee amortization, total interest expense increased $7,384, which is primarily the interest incurred on the new Gem Pak debt of $4,220.

GOLD CONSIGNMENT FEE

The gold consignment fee charged by the gold lender for HMS during fiscal 2004 was $137,752 and amounted to $187,296 during fiscal 2003. The decrease is attributed to a lower level of consigned inventory due primarily to HMS reducing its consigned inventory to reduce carrying costs.

UNREALIZED (GAIN) LOSS ON MARKETABLE SECURITIES

The Company recognized an unrealized gain in the amount of $85,067 and an unrealized loss in the amount of $3,521 on their investment in trading securities in fiscal 2004 and 2003, respectively.

GOODWILL IMPAIRMENT

The Company completed an impairment test of its goodwill during the fourth quarter. Based upon the test results, the Company recorded an impairment of $1,988,426.

LITIGATION SETTLEMENT

The Company has accrued $1,000,000 as an estimate of the cost to settle its lawsuit with Lakewood.

LOSS ON SALE OF ASSETS

The Company recorded a loss of $69,783 from the sale of their remaining trading equity securities in fiscal 2004. In addition, the Company also recorded a loss of $3,725 from abandonment of certain assets at their closed jewelry stores.

INCOME TAXES

The Company recorded no income tax benefit from continuing operations in fiscal 2004 and $89,200 in fiscal 2003. The benefit recorded was net of a deferred tax valuation allowance of $1,210,800 and $20,500 in fiscal 2004 and 2003, respectively.

DISCONTINUED OPERATIONS

The loss from discontinued operations in fiscal 2003 of $2,114,762 includes a loss from operations of $796,082 from Tandori, a loss from operations of $1,228,731 from Silver, a net gain on disposal of $117,551 and a deferred income tax charge of $207,500.


NEW ACCOUNTING STANDARDS

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," ("SAB 104") which supersedes SAB 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.

Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13. The revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 and EITF 00-21 did not have a material effect on our financial condition or results of operations.

FOURTH QUARTER ADJUSTMENTS

During the fourth quarter the Company performed an impairment test of its goodwill and calculated an impairment of $1,988,426. The Company accrued $1,000,000 as an estimate of its cost to settle the lawsuit with Lakewood.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory obsolescence, goodwill valuation, retail inventory method, legal liability, product warranty, depreciation, employee benefits, taxes, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Long-lived Assets and Goodwill - Long-lived assets are periodically reviewed for impairment by comparing the carrying value of the assets with their estimated fair values. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method, using a discount rate that is considered to be commensurate with the risk inherent in the Company's current business model. Assumptions are made with respect to cash flows expected to be generated by the related assets based upon updated projections. Any changes in key assumptions or market conditions could result in an unanticipated impairment charge. Any impairment would be recognized in operating results if a permanent reduction were to occur.

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

REVENUE RECOGNITION - The Company recognizes revenue in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Revenue related to merchandise sales is recognized at the time of the sale, reduced by a provision for returns. The provision for sales returns is based on historical evidence of the Company's return rate.

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

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements of SGD Holdings, LTD and Subsidiaries, together with the report thereon of Guest & Company, P.C. dated October 29, 2004, for the years ended July 31, 2004 and 2003, is set forth as follows:

                   Index to Consolidated Financial Statements

                                                                           Page
                                                                            No.
                                                                            ---

Independent Auditors' Report                                               22-23
Consolidated Balance Sheet                                                  24
Consolidated Statements of Operations                                       25
Consolidated Statements of Stockholders' Equity                             26
Consolidated Statements of Cash Flows                                      27-28
Notes to Consolidated Financial Statements                                 29-47

                              GUEST & COMPANY, P.C.
                         7170 S. BRADEN AVE., SUITE 100
                           TULSA, OKLAHOMA 74136-6333
                      PHONE: 918-481-5355 FAX: 918-481-5771

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
SGD Holdings, Ltd. and Subsidiaries
Addison, Texas

We have audited the accompanying consolidated balance sheet of SGD Holdings, Ltd. and Subsidiaries (the "Company") as of July 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended July 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SGD Holdings, Ltd. and Subsidiaries as of July 31, 2004, and the consolidated results of their operations and their consolidated cash flows for the years ended July 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 16 to the consolidated financial statements, the Company has experienced a significant working capital reduction as of July 31, 2004, and does not have sufficient cash flows to meet its obligations currently due. In addition, the Company suffered a significant loss in fiscal year 2004, as well as the prior two years, and has significant obligations which are currently due. The Company is also a defendant in two lawsuits, the outcome of which could have a substantial negative impact on the Company. In addition, the Company is in violation of a restrictive covenant related to its gold consignment agreement, for which a requested waiver has not been obtained. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                            /s/ Guest & Company, P.C.



October 29, 2004
Tulsa, Oklahoma

SGD HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
JULY 31, 2004
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $   695,144
  Accounts receivable, net of allowance of $61,752                    1,152,660
  Inventory                                                           2,452,463
  Prepaid expenses and other assets                                     199,626
  Due from related parties                                               20,711
  Deferred income taxes                                                  26,900
                                                                    ------------
          Total current assets                                        4,547,504

Property and equipment, net                                             291,306
Marketable investment securities                                          7,100
Deposits                                                                 32,800
Deferred income taxes                                                   163,700
Goodwill, net                                                         1,796,768
                                                                    ------------
                                                                    $ 6,839,178
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                                     $ 1,098,198
  Notes payable due related parties                                   1,350,488
  Accounts payable                                                      488,787
  Accrued expenses                                                    1,205,445
  Due to related parties                                                220,226
                                                                    ------------
          Total current liabilities                                   4,363,144
                                                                    ------------
Minority interest                                                            --
Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value.  Authorized 200,000,000 shares;
    issued and outstanding 45,666,824 shares                              4,567
  Paid-in capital                                                     9,920,634
  Deficit                                                            (7,170,417)
  Accumulated other comprehensive income (loss)                        (278,750)
                                                                    ------------
Total stockholders' equity                                            2,476,034
                                                                    ------------
                                                                    $ 6,839,178
                                                                    ============

See accompanying notes to consolidated financial statements.


SGD HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 2004 AND JULY 31, 2003
----------------------------------------------------------------------------------------


                                                            2004                2003
                                                            ----                ----
SALES AND REVENUES                                      $ 12,977,574       $ 13,422,192
COST OF SALES                                              9,680,269         10,083,982
                                                        -------------      -------------
GROSS PROFIT                                               3,297,305          3,338,210
  Selling, general and administrative expense              3,558,594          3,160,470
                                                        -------------      -------------
EARNINGS (LOSS) FROM OPERATIONS                             (261,289)           177,740

OTHER (INCOME) EXPENSE:
  Interest expense                                            57,622            101,953
  Interest expense - related parties                         146,715            222,700
  Gold consignment fee                                       137,752            187,296
  Unrealized (gain) loss on marketable securities            (85,067)             3,521
  Interest and other income                                   (7,735)            (5,197)
  Goodwill impairment                                      1,988,426                 --
  Litigation settlement estimate                           1,000,000                 --
  Loss on sale of assets                                      73,508                 --
                                                        -------------      -------------
                                                           3,311,221            510,273
                                                        -------------      -------------
LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                            (3,572,510)          (332,533)
INCOME TAX BENEFIT                                                --            (89,200)
                                                        -------------      -------------
LOSS FROM CONTINUING OPERATIONS                           (3,572,510)          (243,333)
DISCONTINUED OPERATIONS:
  LOSS FROM OPERATIONS OF DISCONTINUED OPERATIONS
    INCLUDING GAIN ON DISPOSAL OF $117,551 IN 2003                --         (1,907,262)
  INCOME TAX EXPENSE                                              --            207,500
                                                        -------------      -------------
    LOSS ON DISCONTINUED OPERATIONS                               --         (2,114,762)
                                                        -------------      -------------
NET LOSS BEFORE MINORITY INTEREST                         (3,572,510)        (2,358,095)
                                                        -------------      -------------
MINORITY INTEREST                                                200                 --
                                                        -------------      -------------
     NET LOSS                                           $ (3,572,310)      $ (2,358,095)
                                                        =============      =============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  CONTINUING OPERATIONS                                 $      (0.09)      $      (0.01)
  DISCONTINUED OPERATIONS                                         --              (0.07)
                                                        -------------      -------------
                                                        $      (0.09)      $      (0.08)
                                                        =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING                       40,421,591         31,379,228
                                                        =============      =============

See accompanying notes to consolidated financial statements.


SGD HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JULY 31, 2004 AND JULY 31, 2003
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                                      Retained          Other
                                             Common Stock              Paid-in        Earnings       Comprehen-
                                         Shares       Par Value        Capital       (Deficit)      sive Income         Total
                                        ------------   ------------   ------------   ------------    ------------    ------------
BALANCE, July 31, 2002                   28,166,077    $     2,817    $ 9,406,677    $(1,240,012)    $  (140,500)    $ 8,028,982
Common shares issued to
  related parties:
    Loan and guaranty fees                3,100,000            310        154,690             --              --         155,000
    Settlement                            1,000,000            100         49,900             --              --          50,000
Common shares sold for cash               4,000,000            400        199,600             --              --         200,000
Comprehensive income:
  Unrealized loss on available-for-
    sale securities, net                         --             --             --             --        (128,850)       (128,850)
  Net loss                                       --             --             --     (2,358,095)             --      (2,358,095)
                                        ------------   ------------   ------------   ------------    ------------    ------------
      Total comprehensive income                 --             --             --     (2,358,095)       (128,850)     (2,486,945)
                                        ------------   ------------   ------------   ------------    ------------    ------------
BALANCE, July 31, 2003                   36,266,077          3,627      9,810,867     (3,598,107)       (269,350)      5,947,037
                                        ------------   ------------   ------------   ------------    ------------    ------------
Common shares issued:
  To related parties for accounts
   payable                                5,000,000            500         49,500             --              --          50,000
  For accrued interest                    1,210,746            121         11,986             --              --          12,107
  For loan extension fees                   550,000             55          5,445             --              --           5,500
  To acquire Gem Pak, Inc.                  100,000             10          4,990             --              --           5,000
  For cash                                2,540,001            254         37,846             --              --          38,100
Comprehensive income:
    Unrealized loss on available-for
      sale securities, net                       --             --             --             --          (9,400)         (9,400)
    Net loss                                     --             --             --     (3,572,310)             --      (3,572,310)
                                        ------------   ------------   ------------   ------------    ------------    ------------
      Total comprehensive income                 --             --             --     (3,572,310)         (9,400)     (3,581,710)
                                        ------------   ------------   ------------   ------------    ------------    ------------
BALANCE, July 31, 2004                   45,666,824    $     4,567    $ 9,920,634    $(7,170,417)    $  (278,750)    $ 2,476,034
                                        ============   ============   ============   ============    ============    ============


See accompanying notes to consolidated financial statements.


SGD HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended July 31, 2004 and July 31, 2003
----------------------------------------------------------------------------------------------------------


                                                                            2004                2003
                                                                     -----------------   -----------------
Cash flows used in operating activities
Net loss                                                             $     (3,572,310)   $     (2,358,095)
  Loss from discontinued operations                                                 -          (2,114,762)
                                                                     -----------------   -----------------
    Loss from continuing operations                                        (3,572,310)           (243,333)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                                                70,317              70,670
  Deferred income taxes                                                             -             (89,200)
  Goodwill impairment                                                       1,988,426              30,412
  Unrealized (gain) loss on marketable equity securities                      (85,067)              3,521
  Bad debt expense                                                             55,846              88,740
  Proceeds from sale of assets                                                 28,101                   -
  Loss on sale of assets                                                       73,508                   -
  Common stock issued for services and loan fees                                5,500              50,000
  Minority interest                                                              (200)                  -
  Accounts receivable                                                         (19,467)            (43,194)
  Inventory                                                                   (83,911)           (212,624)
  Other assets                                                                160,034             278,303
  Accounts payable                                                            132,960            (408,031)
  Accrued expenses                                                          1,090,656              77,177
                                                                     -----------------   -----------------
Net cash from continuing operations                                          (155,607)           (397,559)
  Net cash used in discontinued operations                                          -            (577,316)
                                                                     -----------------   -----------------
    Net cash used in operations                                              (155,607)           (974,875)
                                                                     -----------------   -----------------

Cash flows used in investing activities
  Capital expenditures                                                       (131,775)           (107,500)
                                                                     -----------------   -----------------
Net cash used in continuing operations                                       (131,775)           (107,500)
  Net cash used in discontinued operations                                          -             (43,753)
                                                                     -----------------   -----------------
    Net cash used in investing activities                                    (131,775)           (151,253)
                                                                     -----------------   -----------------

See accompanying notes to consolidated financial statements.                                   (Continued)


SGD HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
Years ended July 31, 2004 and 2003
--------------------------------------------------------------------------------------------------------
                                                                            2004                2003
                                                                        ------------        ------------
Cash flows provided by financing activities
  Proceeds from sale of common stock                                    $    38,100         $   200,000
  Loan proceeds, related party                                                   --              30,000
  Due to related parties                                                    203,241                  --
  Repayment of long-term debt and notes payable                             (15,380)            (12,876)
  Cash received in excess of cash paid in acquisition of Gem Pak              6,214                  --
  Loans made to Gem Pak prior to acquisition                               (148,477)                 --
                                                                        ------------        ------------
Net cash from continuing operations                                          83,698             217,124
  Net cash from discontinued operations                                          --             651,477
                                                                        ------------        ------------
    Net cash provided by financing activities                                83,698             868,601
                                                                        ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (203,684)           (257,527)
CASH AND CASH EQUIVALENTS, beginning of year                                898,828           1,156,355
                                                                        ------------        ------------
CASH AND CASH EQUIVALENTS, end of year                                  $   695,144         $   898,828
                                                                        ============        ============

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest and gold consignment fee                                     $   241,988         $   287,619
  Income taxes                                                                   --                  --

Noncash investing and financing activities are as follows:
Common stock issued for loan and guaranty fees                          $     5,500         $   155,000
Common stock issued for settlement                                               --              50,000
Common stock issued as part of Gem Pak, Inc. acquisition                      5,000                  --
Common stock issued for accounts payable and accrued interest                62,107                  --


See accompanying notes to consolidated financial statements.

SGD HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION AND PRESENTATION
          The consolidated financial statements include the accounts of SGD Holdings, Ltd. ("SGD") and its wholly owned subsidiaries HMS Jewelry Company, Inc. ("HMS"); Tandori, Inc. ("Tandori"); and Con-Tex Silver Imports, Inc. ("Silver"); Jewelry Solutions & Commerce, Inc. ("Jewelry") the 100% subsidiary of HMS; Gem Pak, Inc. ("Gem Pak"), the 80% subsidiary of HMS and Rings N' Things, LLC ("Rings") the 80% subsidiary of Jewelry (collectively referred to as the "Company"). All material intercompany accounts and transactions have been eliminated.


          ORGANIZATION
          SGD was incorporated on May 22, 1996, in Delaware as Transun International Airways, Inc. and until June 1999, was a development stage company with plans to establish itself as an air transport company providing non-scheduled air service (charter flights) for tour operators, charter brokers, cruise line casinos, theme parks and theme attractions. Transun International Airways, Inc. changed its name to Goldonline International, Inc. on June 10, 1999. Goldonline International, Inc. changed its name to SGD Holdings, Ltd. on January 24, 2001.

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

          Silver was incorporated on September 12, 1994, in Texas. HMS was incorporated on October 12, 2000, in Texas. Tandori was incorporated on November 9, 1998, in Nevada. Jewelry was incorporated on February 3, 1999, in Delaware. Gem Pak was incorporated on May 24, 2002, in Texas. Rings was incorporated September 2, 2003, in Nevada.

          On June 10, 1999, SGD acquired all of the issued and outstanding common stock of Silver and Jewelry. For accounting purposes, the acquisitions were treated as the acquisition of Silver and Jewelry by SGD with Silver as the acquiror (reverse acquisition). The historical financial statements prior to June 10, 1999, are those of Silver.

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

          Jewelry formed Rings and commenced operation of two retail jewelry stores during October and November 2003. Jewelry also opened two directly owned jewelry stores during November and December 2003. The two stores operated by Rings were subsequently closed.

          Effective April 1, 2004, HMS completed the acquisition of 80% of Gem Pak in a transaction treated as a purchase for accounting purposes. SGD issued 100,000 shares of its common stock for 80% of Gem Pak's common stock. Gem Pak sells packaging and display materials to the same customer base as HMS.

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

          (b) On July 17, 2003, the Company received an offer to sell the assets and business of Tandori, effective July 31, 2003, in exchange for assumption of liabilities, excluding payroll taxes. In addition, the buyer agreed to pay to SGD up to 50% of any profits the buyer might make from the sale of Tandori's assets, up to $1,000,000, if the buyer should sell the assets to a third party within three years of the acquisition. The Company subsequently approved the offer and the operations have been included in discontinued operations for the periods presented. The purchaser was a company owned by G. David Gordon and the President of Tandori.

          Tandori operated under the LifeStyle Technologies(TM) name as a full service home technology integration company providing complete installation and equipment for structured wiring, home audio, home theater, home security, PC networking, central vacuum, accent lighting and other current technology applications.

          NATURE OF BUSINESS
          SGD is a holding company principally engaged in acquiring and developing jewelry businesses. HMS is primarily involved in the wholesale gold jewelry business. Gem Pak sells packaging and display materials, principally to retail jewelry stores. Jewelry currently operates two retail jewelry stores.

          CASH EQUIVALENTS
          The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At July 31, 2004, cash equivalents consist of money fund investments, money market accounts and business checking accounts.

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

         Fair value is determined from quoted market price.

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

          PROPERTY AND EQUIPMENT
          Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is five to seven years for all categories except for computer software, which is depreciated over three years. Leasehold improvements are amortized over the life of the lease if it is shorter than the estimated useful life. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of property and equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded as other income or expenses.

          GOODWILL
          Goodwill, which represents the cost in excess of fair value of net assets acquired, is subject to an impairment test on an annual basis, or when there is reason to believe that the value has been diminished or impaired. The fair value of the Company's identified reporting units was estimated using the expected present value of corresponding future cash flows and market values of comparable businesses where available. The Company completed the valuations of its reporting unit that includes goodwill in fiscal year 2004 and concluded that an impairment charge of $1,988,426 was warranted.

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

          REVENUE AND COST RECOGNITION
          The Company recognizes revenue in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Revenue related to merchandise sales is recognized at the time of the sale, reduced by a provision for returns. The provision for sales returns is based on historical evidence of the Company's return rate.

          ADVERTISING EXPENSES
          Advertising expenses are charged against operations when incurred and are a component of selling, general and administrative expense in the consolidated statements of operations. Amounts charged against operations were $46,115 in fiscal 2004 and $120,407 in fiscal 2003.

          CATALOG COSTS
          Catalog costs are charged to expense as incurred, the only exception being major catalog revisions. Costs capitalized are amortized over a maximum of two years. At July 31, 2004, there was $99,530 in unamortized catalog revision costs capitalized.

          SHIPPING AND HANDLING COSTS
          Shipping and handling costs billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as a selling expense. Shipping expenses, which include only third party costs of shipping, for the years ended July 31, 2004 and July 31, 2003, were $303,603 and $314,900, respectively.

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

          SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. No awards were granted during fiscal 2004 or fiscal 2003. Accordingly, since there is no difference, no disclosure is required of the fair value method as compared to the intrinsic value method.

          Options and warrants issued to non-employees are accounted for under SFAS 123, "Accounting for Stock Based Compensation." For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with SFAS 123.

          NET EARNINGS (LOSS) PER SHARE
          The Company has adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock. The standard requires presentation of two categories of EPS - basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. All potential dilutive securities are antidilutive for fiscal 2004 and 2003. Accordingly, basic and diluted EPS are the same for each period.

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

          RECENT ACCOUNTING PRONOUNCEMENTS
          In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," ("SAB 104") which supersedes SAB 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.

          Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13. The revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 and EITF 00-21 did not have a material effect on our financial condition or results of operations.

          RECLASSIFICATIONS
          Certain reclassifications were made to the prior year's consolidated financial statements to conform to the current year's presentation.

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

          (b) On July 17, 2003, the Company received an offer to acquire the assets and business of Tandori, effective July 31, 2003, in exchange for assumption of liabilities, excluding payroll taxes. In addition, the buyer agreed to pay to SGD up to 50% of any profits the buyer might make from the sale of Tandori's assets, up to $1,000,000, if the buyer should sell the assets to a third party within three years of the acquisition. The Company subsequently approved the offer and the operations have been included in discontinued operations for the periods presented. The purchaser was a company owned by G. David Gordon and the President of Tandori.

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

          The following summarizes the results of operations of the disposal group (unaudited):

                                                                     2003
                                                                     ----
          Revenues:
            Tandori                                           $       3,645,218
            Silver                                                    1,573,728
                                                              ------------------
          Total revenue                                       $       5,218,946
                                                              ==================
          Net loss before income taxes:
            Tandori                                           $         796,082
            Silver                                                    1,228,731
            Gain on disposal                                           (117,551)
                                                              ------------------
              Net loss before income taxes                    $       1,907,262
                                                              ==================

3.        MARKETABLE INVESTMENT SECURITIES

          The following summarizes the Company's investment in securities at July 31, 2004:

                  Available-for-sale securities:
                           Cost                                 $     429,550
                           Unrealized loss                           (422,450)
                                                                --------------
                             Fair value                         $       7,100
                                                                ==============

          The Company included in operations $85,067 in unrealized gains and $3,521 in unrealized losses during fiscal 2004 and fiscal 2003, respectively. During fiscal 2004, the Company sold its remaining trading securities with a cost of $93,581 for $23,798 and recognized a loss of $69,783. The Company did not sell any of their marketable investment securities during fiscal 2003.

          On July 20, 2001, the Company completed the acquisition of 355,000 shares of the common stock of Premier Concepts, Inc. ("Premier") in exchange for 965,000 shares of its common stock. The Company used the July 31, 2001 closing market price as quoted on the Nasdaq Stock Market to value the transaction.

          The shares of common stock of Premier are "restricted securities" under Rule 144. The Company's investment represents 7.9% of the outstanding stock of Premier at July 31, 2004. Accordingly, the Company is subject to certain restrictions on the number of shares it can sell and its required holding period. The Company has classified its investment in Premier as available-for-sale securities as a result of the Company's intention to hold the securities indefinitely pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

          Unrealized gains and losses based on fluctuations in the market value of available-for-sale securities are included in other comprehensive income as an adjustment to equity. The following unrealized losses have been recorded in stockholders' equity as accumulated other comprehensive income (loss).

                                                          2004                2003      CUMULATIVE

            Unrealized loss                        $       14,200     $      195,250    $       422,450
            Deferred income taxes                           4,800             66,400            143,700
                                                   --------------     --------------    ---------------
              Other comprehensive loss             $        9,400     $      128,850    $       278,750
                                                   ==============     ==============    ===============


          Due to the limited market for Premier common stock, it is likely that only limited quantities of the stock will be able to be sold in the open market. As a result of these restrictions and the probable limited trading volume, the Company believes the fair value of the investment might be less than the recorded value required by SFAS No. 115 and that there can be no assurance the Company will realize the recorded value of its investment in Premier. On October 10, 2003, Premier filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division; Case No. LA 03-36445 BR.

4.        INVENTORIES

          Inventories at July 31, 2004, consist of:

                  Inventory, principally gold jewelry       $        5,821,673
                  Less consigned gold                               (3,369,210)
                                                            -------------------
                    Net inventories                         $        2,452,463
                                                            ===================

          At July 31, 2004, inventories excluded 8,608.1 ounces of gold on consignment.

5.        PROPERTY AND EQUIPMENT

          Property and equipment consists of the following at July 31, 2004:

                  Office and computer equipment                 $     174,007
                  Furniture and fixtures                              195,426
                  Software                                            113,225
                  Leasehold improvements                               32,838
                                                                --------------
                                                                      515,496
                  Less accumulated depreciation                      (224,190)
                                                                --------------
                                                                $     291,306
                                                                ==============

6.        NOTES PAYABLE

          Notes payable at July 31, 2004, consists of the following:

                  Note payable to a bank with monthly payments of $4,658,
                  including interest at 5.25%; balance due December 10, 2004;
                  guaranteed by the President of Gem Pak; collateralized by
                  bonds owned by an individual who is also a personal guarantor                263,198

                  Note payable to a company; due July 31, 2004;
                  interest payable monthly at 5.8% (a)                                         835,000
                                                                                      ----------------

                    Total notes payable                                               $      1,098,198
                                                                                      ================

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

7.        NOTES PAYABLE DUE RELATED PARTIES

          Notes payable due related parties consists of the following at July
          31, 2004:

                  Note payable to the president of HMS, due on July 31, 2004;
                  interest payable monthly at 8%; collateralized by the common stock of HMS; guaranteed by G. David Gordon; convertible into common stock of the Company at $.01 per share, limited to 9.9%
                  of the total outstanding shares of the Company at the time;
                  with anti-dilution rights                                           $      1,250,000

                  Note payable to G. David Gordon, CEO of HMS, a shareholder and the brother of a Director of the Company; due on July 31, 2005 with interest payable monthly at 6%; collateralized by the common stock of HMS in third position behind the other notes above; all principal and accrued interest convertible into common stock of the Company at $.01 per share at any time
                  after July 31, 2005; and all shares have anti-dilution rights                100,488
                                                                                      ----------------
                    Total notes payable due related parties                           $      1,350,488
                                                                                      ================

          The Company issued the president of HMS 300,000 shares of its common stock as a loan extension fee on January 28, 2004.


8.        GOLD CONSIGNMENT AND LINE OF CREDIT AGREEMENT

          HMS has a gold consignment agreement with a gold lender. Under the terms of the agreement, HMS is entitled to lease the lesser of an aggregate amount of 13,200 ounces, or an aggregate consigned gold value not to exceed $4,950,000, less any balance outstanding on its $1,500,000 line of credit. Title to such consigned gold remains with the gold lender until HMS purchases the gold. However, during the period of consignment, the entire risk of loss, damage or destruction of the gold is borne by HMS. The purchase price per ounce is based on the daily Second London Gold Fix. HMS pays the gold consignor a consignment fee based upon the dollar value of gold ounces outstanding, as defined in the agreement. At July 31, 2004, HMS had 8,608.1 ounces of gold on consignment with a market value of $3,369,210, which was valued at the daily Second London Gold Fix, $391.40 per ounce at July 31, 2004, and charged 4.25%.

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

          The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS does not have any advances on this line of credit at July 31, 2004. During fiscal 2004, HMS borrowed and repaid $650,000 on this line of credit and during fiscal 2003, HMS borrowed and repaid $950,000 on this line of credit.

          Payment for the consigned gold and the line of credit is secured by substantially all property of HMS including its cash, accounts receivable, inventory and equipment, the personal guarantee of the CEO of HMS and the corporate guarantee of SGD.

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

          The consignment agreement contains restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and the agreement requires HMS to own a specific amount of gold at all times. Management believes that HMS is in compliance with all covenants of the consignment agreement, except one, for which HMS has requested a waiver of the covenant from the gold lender.


9.        INCOME TAXES

          Income tax benefit from continuing operations for the years ended July 31, 2004 and 2003, consists of:

                                                               2004              2003
                                                               ----              ----

          Current                                        $           -     $          -
          Deferred                                                   -           (89,200)
                                                         --------------    --------------
            Total                                        $           -     $     (89,200)
                                                         ==============    ==============

         Actual income tax benefit applicable to loss before income taxes from continuing operations is reconciled with the "normally expected" federal income tax benefit for the years ended July 31, 2004 and 2003, as follows:

                                                                 2004               2003
                                                                 ----               ----

          Normally expected income tax benefit           $     (1,214,700)   $      (113,100)
          Deferred tax asset valuation allowance                1,210,800             20,500
          Non-deductible items and other                            3,900              3,400
                                                         -----------------   ----------------
                                                         $             -     $       (89,200)
                                                         =================   ================


          The deferred income tax assets and liabilities at July 31, 2004, are comprised of the following:

                                                                CURRENT         NONCURRENT
                                                                -------         ----------

          Allowance for bad debts and returns             $        21,000    $            -
          Net operating loss carryforwards                      1,995,400                 -
          Intercompany profit                                      11,500                 -
          Goodwill                                                     -             444,700
          Marketable securities allowance                              -             143,700
                                                          ---------------    ----------------
                                                                2,027,900            588,400
          Valuation allowance                                  (2,001,000)          (412,400)
                                                          ----------------   ----------------
              Deferred income tax assets                           26,900            176,000
          Deferred income tax liability - asset basis                  -             (12,300)
                                                          ----------------   ----------------
              Net deferred income tax assets              $        26,900    $       163,700
                                                          ================   ================

          The Company has available net operating loss carryforwards in the amount of $5,863,000, which expire between 2020 and 2024.


10.       RELATED PARTY TRANSACTIONS

          HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $96,900 in rent expense during fiscal 2004 and fiscal 2003. HMS Leasing Company, LLC is owned by the president of HMS. HMS is a guarantor of the loan obligation of HMS Leasing Company, LLC on the facility, which has a balance of $500,766 at July 31, 2004.

          See Note 7 for details of the $1,350,488 in note obligations to related parties.

          At July 31, 2004, amounts due from related parties include the following:

                  Premier Concepts, Inc.                     $           13,124
                  President of HMS                                        7,587
                                                             ------------------

                  Total                                      $           20,711
                                                             ==================

          At July 31, 2004, the Company had made net advances of $7,587 to the president of HMS, including companies owned by him. The president of HMS was issued 300,000 common shares and 1,100,000 common shares during fiscal 2004 and 2003, respectively, in exchange for extending the $1,250,000 note obligation due him.

          The Company has made net sales to Premier of $21,637 and $95,997 during fiscal 2004 and fiscal 2003, respectively, and has net receivables from Premier at July 31, 2004, of $13,124. The Company owns 7.9% of the stock of Premier at July 31, 2004, and the Chief Executive Officer of Premier is a Director and acting CEO of the Company. On October 10, 2003, Premier filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division; Case No. LA 03-36445 BR. The Company reduced its receivable from Premier to the amount they estimate is collectible and recorded a write-down of $22,345 on July 31, 2004, which was in addition to the $70,000 write-down recorded in fiscal 2003.

          At July 31, 2004, amounts due to related parties include the following:

                  G. David Gordon                                 $     132,430
                  Terry Washburn                                         27,132
                  BJB Services, Inc.                                     55,238
                  President of Gem Pak                                    5,426
                                                                  -------------

                       Total                                      $     220,226
                                                                  =============

          At July 31, 2004, the Company owed G. David Gordon, CEO of HMS, a shareholder and the brother of a Director, $132,430 in addition to a $100,488 note obligation. The $132,430 includes accrued compensation in the amount of $75,000 which is payable in SGD common stock. During fiscal 2003, G. David Gordon was issued 2,000,000 common shares for issuing his personal guarantee on the Company's obligation to the gold lender and the Company's $835,000 note obligation. G. David Gordon also received 1,000,000 shares pursuant to a settlement agreement with the Company.

          A company owned by G. David Gordon and the President of Tandori acquired the assets and assumed substantially all liabilities of Tandori effective July 31, 2003. The Company realized a gain of $233,169 on the transaction in fiscal 2003, which is included in discontinued operations.

          Terry Washburn, President of SGD and a stockholder, was owed $27,132 at July 31, 2004, which is primarily for accrued compensation. Mr. Washburn was issued 1,500,000 shares of SGD common stock during fiscal 2004, in exchange for $15,000 which was due him.

          BJB Services, Inc., a shareholder, and another company controlled by the principal of BJB were owed $55,238 at July 31, 2004, for financial services rendered. BJB was issued 3,500,000 shares of SGD common stock during fiscal 2004, in exchange for $35,000 which SGD owed BJB.

          The President and 20% owner of Gem Pak was owed $5,426 at July 31,
          2004.


11.       CAPITAL STOCK

                                  COMMON STOCK

          The Company has 200,000,000 shares of common stock (par value $.0001) authorized and 45,666,824 shares issued and outstanding at July 31, 2004.

          During fiscal 2004, the Company had the following stock transactions, all of which are "restricted securities" which may be sold only in compliance with Rule 144 of the Securities Exchange Act:

          1. Issued 5,000,000 shares of its common stock to related parties in exchange for $50,000 in accounts payable;
          2. Issued 1,210,746 shares of common stock in exchange for $12,107 in accrued interest;
          3. Issued 550,000 shares, valued at $5,500, of its common stock (300,000 to a related party) in exchange for extension of loans;
          4. Issued 100,000 shares, valued at $5,000, of its common stock to acquire 80% of Gem Pak; and
          5. Issued 2,540,001 shares of its common stock for $38,100 in cash.

          During fiscal 2003, the Company issued to related parties, 3,100,000 shares of its common stock for loan and guaranty fees associated with extending existing loans and credit agreements and issued 1,000,000 shares of its common stock for a settlement. These non-cash transactions were valued at the closing price of the Company's common stock on the date of the transactions, $155,000 and $50,000, respectively. The Company also sold 4,000,000 shares of its common stock in private transactions for $200,000. These shares are "restricted securities" and may be sold only in compliance with Rule 144 of the Securities Exchange Act.

          The Company's consolidated financial statements were restated during fiscal 2002 to reflect the correction of an error in the number of shares issued in the June 10, 1999, acquisition of Silver and Jewelry. On August 12, 1999, the Company had requested that 75,000,000 and 10,000,000 shares, respectively, be issued for these acquisitions. Effective September 10, 1999, the Company reverse-split all of its outstanding common stock, one share for each six shares outstanding. The above certificates, representing the 85,000,000 shares were issued on September 10, 1999, but were not reverse-split, as they should have been. Accordingly, the outstanding shares are adjusted downward by 70,833,331 shares. This adjustment does not change previously reported net income (loss).

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

          On June 1, 2001, and pursuant to the Plan, the Board of Directors of the Company granted options to each member of the Board of Directors with an exercise price of $1.00 per share. The options expired on June 1, 2004. The following is a summary of option activity for the two years ended July 31, 2004:

                                                                   OPTIONS OUTSTANDING
                                                                   -------------------
                                                                                    WEIGHTED
                                              OPTIONS                                AVERAGE
                                             AVAILABLE                              EXERCISE
                                             FOR GRANT           OPTIONS             PRICE
                                             ---------           -------             -----

         Balance, July 31, 2002               9,592,000             300,000         $   1.00
                                         --------------       -------------         --------
         Granted                                      -                   -             -
         Expired                                      -                   -             -
         Exercised                                    -                   -             -
                                         --------------       -------------         --------
         Balance, July 31, 2003               9,592,000             300,000             1.00
                                         --------------       -------------         --------
         Granted                                      -                   -             -
         Expired                                300,000            (300,000)            1.00
         Exercised                                    -                   -             -
                                         --------------       -------------         --------
         Balance, July 31, 2004               9,892,000                   -         $   -
                                         ==============       =============         ========

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

12.       COMMITMENTS AND CONTINGENCIES

          Rent expense amounted to $236,013 and $96,900 during fiscal 2004 and fiscal 2003, respectively. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: 2005 - $180,989; 2006 - $184,505; 2007 - $153,761;
          2008 - $100,357; 2009 - $96,900 and thereafter - $121,125.

          HMS is a guarantor of the loan obligation of HMS Leasing Company, LLC on the facility, which has a balance of $500,766 at July 31, 2004.

          From time to time during their normal course of operations, the Company maintained cash balances in a financial institution which exceeded the insurance limits of the Federal Deposit Insurance Corporation.

13.       SEGMENT INFORMATION

          The Company reports segments based upon the management approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance. With the disposition of Silver and Tandori, continuing operations currently includes only one segment, the wholesale gold operations of HMS.

14.       LEGAL MATTERS

          On December 13, 2002, SGD filed a petition against James G. "Greg" Gordon ("Gordon") in the 342nd District Court, Tarrant County, Texas alleging breach of fiduciary duty, conversion of corporate funds and misappropriation of corporate funds. SGD alleged that Gordon, who was President of SGD from June 10, 1999, until November 25, 2002, wrongfully and without authority or approval, transferred approximately $2.7 million from two separate SGD bank accounts into an account or accounts held by Silver. Thereafter, Gordon utilized a portion of SGD's funds for his and his family's personal use and enjoyment, his personal financial gain and for unauthorized transactions on Silver's behalf. SGD was seeking to recover its damages, which were in excess of $2.7 million, costs of court and pre-judgment interest as allowed by law. SGD dismissed its claim against Gordon as it determined the cost would exceed any benefit and the funds it saved could be used to pay creditors of the Company; however the Company still maintains the right to re-file the lawsuit against Gordon.

          On January 3, 2003, James G. Gordon and Lisa K. Gordon ("Plaintiffs") filed a petition in the District Court of Montgomery County, Texas, Cause No. 03-01-00006-CV against SGD Holdings, Ltd., G. David Gordon and David Covey. G. David Gordon is the brother of James G. Gordon and David Covey was president of Tandori, a wholly owned and currently inactive subsidiary of SGD. Plaintiffs, in their claim asserted against SGD, are seeking to declare the one for six stock split, which occurred in September 1999, void. If declared void, they claim they would presently own 75,000,000 shares of SGD common stock instead of 11,250,000 shares of SGD common stock as currently reported by the Company. In October 2004, James Gordon was able to obtain a temporary restraining order in this action which prevents SGD from raising any additional equity capital until the trial is completed. Trial in the matter is scheduled to commence in the second week of January 2005. Management of the Company does not expect to incur any significant liability; however, there are a number of unresolved issues which could result in liability to the Company.

          In March 2003, Silver filed a petition in the District Court of Galveston County, Texas, Cause No. 03CV0316 against Debbie King, the sister-in-law of James G. Gordon. Effective October 28, 2002, James G. Gordon, the former President of Silver entered into a transaction with his sister-in-law whereby he sold the assets of one of the retail locations of Silver for cash proceeds of $30,645. The Company recorded a loss on the transaction of $51,015 in fiscal 2003. In its claim,

          Silver alleged conspiracy, unjust enrichment and that the sale of the retail location is void because of unconscionability. Additionally, Silver requested a return of profits received by Defendant. This action is currently stayed due to Silver filing a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code on April 23, 2003, as described below.

          On April 23, 2003, SGD's wholly owned subsidiary, Silver filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division, Case No. 03-43783-DML-11. The reorganization filing was necessitated as a result of James G. Gordon, a Director and former President of SGD, locking Silver employees out of the office and warehouse premises which he owned and leased to Silver, which prevented Silver from operating. The Voluntary Petition for Reorganization under Chapter 11 was converted to Chapter 7 on September 23, 2003.

          On May 2, 2003, Lakewood Development Corporation ("Lakewood") filed a petition in the District Court of Tarrant County, Texas, Cause No. 96 198685 03 against SGD Holdings, Ltd. and James G. Gordon, former President of SGD. Lakewood, in its claim asserted against SGD and Gordon, alleged fraud in stock transactions under Section 27.01 of the Texas Business and Commerce Code, violations of the anti-fraud provisions of the Texas Securities Act and common law fraud. In addition, Lakewood is alleging breach of fiduciary duty against Gordon. Lakewood is seeking restitution of the $7,817,500 which it invested in common stock based upon representations made by Gordon, together with damages, expenses and interest. Presently, Company counsel is negotiating a settlement with Lakewood. The Company has accrued $1,000,000 as an estimate of the cost of the settlement.


15.       FOURTH QUARTER ADJUSTMENTS

          During the fourth quarter, the Company performed an impairment test of its goodwill and calculated an impairment of $1,988,426. The Company accrued $1,000,000 as an estimate of the cost to settle its lawsuit with Lakewood.


16.       GOING CONCERN

          At July 31, 2004, the Company's working capital had been reduced to $184,360 from the prior year amount of $2,198,989. The Company had a net loss of $3,572,310 for fiscal 2004 which included a charge for goodwill impairment of $1,988,426 and a charge of $1,000,000 for an estimate of the Lakewood litigation settlement (see note 14). Accordingly, the Company still incurred a loss of $583,884 in addition to the charges above. The Company has two notes payable, in the amount of $1,250,000 and $835,000, which are currently past due, and because of the temporary restraining order granted to James G. Gordon the Company is unable to raise any equity capital. Trial for the litigation with James G. Gordon is scheduled to commence during the second week of January 2005 (see note 14). In addition, the Company is in violation of a restrictive covenant related to its gold consignment agreement, for which a requested waiver has not been obtained (see note 8). The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

          If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, (iii) unsuccessful in its litigation with James G. Gordon, (iv) unable to raise additional funds through private placement sales of its common stock, or (v) unable to satisfy the covenants of the gold consignment agreement, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

During the fiscal year ended July 31, 2002 and the subsequent interim periods through January 31, 2003, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement, and Stephen P. Higgins, CPA has not advised the Company of any reportable events as defined in paragraph (A) through (D) of Regulation S-K Item 304(a)(1)(v).

The accountant's report of Stephen P. Higgins, CPA as of and for the year ended July 31, 2002, did not contain any adverse opinion or disclaimer of opinion.

ITEM 8A. CONTROLS AND PROCDEURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2004, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

None.

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

                                                                      DATE FIRST
                                        POSITION OR OFFICE            ELECTED/
NAME                       AGE          WITH THE COMPANY              APPOINTED
----                       ---          ----------------              ---------

Dr. Terry Washburn         51           Acting CEO, Director          2000
James G. Gordon            38           Director                      1999
Mitch Horowitz             43           Director                      2001
Harry M. Schmidt           59           President, HMS Jewelry        2000
Richard T. Clark           57           Director                      2003

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

JAMES G. GORDON has been a Director of SGD since 1999 and was President of SGD until November 25, 2002. Prior to starting the Company, Mr. Gordon was founder and President of Silver. Mr. Gordon received a Bachelor of Science Degree from the University of Arkansas in 1990 and has been involved in the jewelry wholesale business since 1990. Mr. Gordon has also been a Certified Gemologist since 1990.

MITCH HOROWITZ became a Director of the Company in April 2001. Mr. Horowitz is the Associate Publisher of the "National Jeweler" magazine, by whom he has been employed since 1993, and is currently responsible for all sales activities for the magazine. For the ten years prior to 1993, Mr. Horowitz was employed by Vance Publishing Corp. Mr. Horowitz has over 20 years of sales and marketing experience in the jewelry industry. Mr. Horowitz earned his Bachelor's Degree at the University of Buffalo.

HARRY M. SCHMIDT is President of HMS since its acquisition by SGD in October 2000. From 1983 through October 2000, Mr. Schmidt was the principal owner and chief operating officer for HMS Jewelry Co., Ltd and HMS Operating Company, the predecessors to HMS. From 1978 to 1983, Mr. Schmidt was Vice President of The Leverett Company, a jewelry wholesaler.

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


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Mr. Washburn, Mr. Clark and Mr. Horowitz filed their Form 5's on November 1, 2004. Mr. Washburn timely filed his Form 4 during the year to report the acquisition of stock. Based upon information available to the Company, Mr. Gordon has not made any required Section 16(a) filing.

ITEM 10.  EXECUTIVE COMPENSATION

The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended July 31, 2004. The Company has no long-term compensation plans.


                                          SUMMARY COMPENSATION TABLE

NAME AND                   FISCAL                                                     OTHER                  ALL
PRINCIPAL                  YEAR                                                      ANNUAL                OTHER
POSITION                   ENDED               SALARY       BONUS              COMPENSATION         COMPENSATION
--------                   -----               ------       -----              ------------         ------------
Terry Washburn             07/31/04           $60,000          -                   $24,000                    -
(Acting CEO                07/31/03                 -          -                   $24,000                    -
since 11/25/02)            07/31/02                 -          -                   $24,000                    -

James G. Gordon            07/31/04                 -          -                         -                    -
(President until           07/31/03           $42,500          -                         -                    -
11/25/02)                  07/31/02          $102,000          -                         -                    -

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

On September 1, 1999, the Company established a stock option plan, which reserved 10,000,000 shares of the Company's common stock for issue to certain employees, directors and consultants. The Plan provides that options may be granted for no less than fair market value at the date of the option grant. On June 1, 2001, Directors Terry Washburn, James G. Gordon and Mitch Horowitz each were granted an option to acquire 100,000 shares of the Company's common stock at $1.00 per share, which expired on June 1, 2004. There are no options outstanding at July 31, 2004.

The outside directors received $500 each for their service as a director during fiscal 2002 and have received no compensation for their service as a director during fiscal 2004 or 2003. There were no long-term incentive plan awards during the fiscal year.

There were no option/SAR grants during fiscal 2004 and there were no option/SAR exercises during fiscal 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates all persons who, as of October 26, 2004, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. As of October 26, 2004, there were 45,666,824 shares of the Company's common stock outstanding.


TITLE                      NAME AND ADDRESS                    AMOUNT AND NATURE
OF                           OF BENEFICIAL                       OF BENEFICIAL                   % OF
CLASS                            OWNER                               OWNER                      CLASS
-----                            -----                               -----                      -----
Common              James G. Gordon                                  11,250,000                  24.6%
                    111 Rhodes
                    Conroe, TX  77301

Common              Lakewood Development                              4,500,000                   9.9%
                    5525 North Mac Arthur Blvd., #615
                    Irving, TX  75038

Common              BJB Services, Inc.                                3,500,000                   7.7%
                    7633 East 63rd Place, Suite 220
                    Tulsa, OK  74133

Common              Dr. Terry Washburn                                1,500,000                   3.3%
                    1701 West N.W. Highway
                    Grapevine, TX  76051

Common              Mitch Horowitz                                           -                    *
                    1199 S. Bell Line Rd, Ste 100
                    Coppell, TX  75019

Common              Richard T. Clark                                  1,000,000                   2.2%
                    1165 E 24th Place
                    Tulsa, OK  74114

Common              All directors and executive                      13,750,000                  30.1%
                    officers as a group (four persons)

* Less than 1%.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS

HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $96,900 in rent expense during fiscal 2004 and fiscal 2003. HMS Leasing Company, LLC is owned by the president of HMS. HMS is a guarantor of the loan obligation of HMS Leasing Company, LLC on the facility, which has a balance of $500,766 at July 31, 2004.

See Note 7 to the consolidated financial statements for details of the $1,350,488 in note obligations to related parties.

At July 31, 2004, amounts due from related parties include the following:

                  Premier Concepts, Inc.                       $         13,124
                  President of HMS                                        7,587
                                                               ----------------

                  Total                                        $         20,711
                                                               ================

At July 31, 2004, the Company had made net advances of $7,587 to the president of HMS, including companies owned by him. The president of HMS was issued 300,000 common shares and 1,100,000 common shares during fiscal 2004 and 2003, respectively, in exchange for extending the $1,250,000 note obligation due him.

The Company has made net sales to Premier of $21,637 and $95,997 during fiscal 2004 and fiscal 2003, respectively, and has net receivables from Premier at July 31, 2004, of $13,124. The Company owns 7.9% of the stock of Premier at July 31, 2004, and the Chief Executive Officer of Premier is a Director and acting CEO of the Company. On October 10, 2003, Premier filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division; Case No. LA 03-36445 BR. The Company reduced its receivable from Premier to the amount they estimate is collectible and recorded a write-down of $22,345 on July 31, 2004, which was in addition to the $70,000 write-down recorded in fiscal 2003.

At July 31, 2004, amounts due to related parties include the following:

                  G. David Gordon                                  $     132,430
                  Terry Washburn                                          27,132
                  BJB Services, Inc.                                      55,238
                  President of Gem Pak                                     5,426
                                                                   -------------

                       Total                                       $     220,226
                                                                   =============

At July 31, 2004, the Company owed G. David Gordon, CEO of HMS, a shareholder and the brother of a Director, $132,430 in addition to a $100,488 note obligation. The $132,430 includes accrued compensation in the amount of $75,000 which is payable in SGD common stock. During fiscal 2003, G. David Gordon was issued 2,000,000 common shares for issuing his personal guarantee on the Company's obligation to the gold lender and the Company's $835,000 note obligation. G. David Gordon also received 1,000,000 shares pursuant to a settlement agreement with the Company.

A company owned by G. David Gordon and the President of Tandori acquired the assets and assumed substantially all liabilities of Tandori effective July 31, 2003. The Company realized a gain of $233,169 on the transaction in fiscal 2003, which is included in discontinued operations.

Terry Washburn, President of SGD and a stockholder, was owed $27,132 at July 31, 2004, which is primarily for accrued compensation. Mr. Washburn was issued 1,500,000 shares of SGD common stock during fiscal 2004, in exchange for $15,000 which was due him.

BJB Services, Inc., a shareholder, and another company controlled by the principal of BJB were owed $55,238 at July 31, 2004, for financial services rendered. BJB was issued 3,500,000 shares of SGD common stock during fiscal 2004, in exchange for $35,000 which SGD owed BJB.

The President and 20% owner of Gem Pak was owed $5,426 at July 31, 2004.


ITEM 13.  EXHIBITS

          See Exhibit Index at Page 56.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES - The aggregate fees billed as of October 31, 2004 for professional services rendered by the Company's current accountant was $38,550 and $43,100 for the audit of the Company's annual financial statements for the fiscal years ended July 31, 2004 and 2003, respectively, and for the reviews of the financial statements included in the Company's Forms 10-QSB for those fiscal years. The Company's prior accountant billed $33,500 during fiscal 2003 for the prior year audit and review of the applicable Forms 10-QSB for fiscal 2003.

AUDIT-RELATED FEES - None.

TAX FEES - None.

ALL OTHER FEES - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2004 or 2003.

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

                                              SGD HOLDINGS, LTD.



Date:  November 19, 2004                      By:  /s/ Terry Washburn
                                                   -----------------------------
                                                   Terry Washburn
                                                   President, Acting CEO and
                                                   Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  November 19, 2004                      By:  /s/ Terry Washburn
                                                   -----------------------------
                                                    Terry Washburn
                                                    Director

Date:  November 19, 2004                      By:  /s/ Mitch Horowitz
                                                   -----------------------------
                                                    Mitch Horowitz
                                                    Director

Date:  November 19, 2004                      By:  /s/ Richard T. Clark
                                                   -----------------------------
                                                    Richard T. Clark
                                                    Director

Date:  November 19, 2004                      By:  /s/
                                                   -----------------------------
                                                    James G. Gordon
                                                    Director

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM SGD HOLDINGS, LTD. (THE "COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE. (The foregoing is not applicable to the original(s) hereof.)

                                                 EXHIBIT INDEX
Securities and
Exchange
Commission                                                                                              Page
Exhibit No.           Type of Exhibit                                                                  Number
-----------           ---------------                                                                  ------
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

16                    Letter on change in certifying accountant                                          N/A

18                    Letter on change in accounting principles                                          N/A

21                    Subsidiaries of the Registrant                                                   Item 1

22                    Published report regarding matters submitted to vote                               N/A

23                    Consent of experts and counsel                                                     N/A

24                    Power of Attorney                                                                  N/A

31                    Certification pursuant to 18 U.S.C. Section 1350
                      Section 302 of the Sarbanes-Oxley Act of 2002                                      57

32                    Certification pursuant to 18 U.S.C. Section 1350
                      Section 906 of the Sarbanes-Oxley Act of 2002                                      58