Form 10QSB
period 2004-10-31
SGD HOLDINGS LTD
filed 2004-12-20
CIK 1106836

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                       For Quarter Ended: OCTOBER 31, 2004


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

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of October 31, 2004 was 45,666,824.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

SGD HOLDINGS, LTD. AND SUBSIDIARIES

Form 10-QSB Index

                                                                        Page No.

Part I.   Unaudited Financial Information

     Item 1.   Condensed Consolidated Balance Sheet -
               October 31, 2004                                            3

               Condensed Consolidated Statements of Operations -
               Three Months Ended October 31, 2004 and 2003                4

               Condensed Consolidated Statements of Cash Flows -
               Three Months Ended October 31, 2004 and 2003                5

               Notes to Condensed Consolidated Financial Statements -     6-14

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       15-18

     Item 3.   Controls and Procedures                                     19

Part II.  Other Information                                              20-24

SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
October 31, 2004
(Unaudited)

ASSETS:
Current assets:
 Cash and cash equivalents                                          $   522,989
 Trade accounts receivable, net of allowance of $61,752               2,308,376
 Inventory                                                            3,122,837
 Due from related parties                                                20,711
 Deferred income taxes                                                   13,500
 Prepaid expenses and other assets                                      318,745
                                                                    ------------
  Total current assets                                                6,307,158
Property and equipment, net                                             280,166
Goodwill, net                                                         1,796,768
Marketable equity securities                                              7,100
Deferred income taxes                                                   163,700
Other assets                                                             32,800
                                                                    ------------
     Total assets                                                   $ 8,587,692
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Notes payable                                                      $ 1,387,709
 Notes payable - related parties                                      1,350,488
 Accounts payable                                                     1,888,098
 Accrued expenses                                                     1,230,168
 Due to related parties                                                 229,586
                                                                    ------------
     Total liabilities                                                6,086,049
                                                                    ------------

Minority interest                                                            --

Commitments and contingencies

Stockholders' equity:
 Common stock, $.0001 par value; 200,000,000 shares authorized;
   45,666,824 shares issued and outstanding                               4,567
 Additional paid-in capital                                           9,920,635
 Accumulated deficit                                                 (7,144,809)
 Accumulated other comprehensive loss                                  (278,750)
                                                                    ------------
   Total stockholders' equity                                         2,501,643
                                                                    ------------
     Total liabilities and stockholders' equity                     $ 8,587,692
                                                                    ============

See accompanying notes to condensed consolidated financial statements.

SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three Months Ended October 31, 2004 and 2003
(Unaudited)

                                                         2004            2003

Sales and revenues                                   $ 3,892,450    $ 3,544,727
Cost of sales                                          2,891,668      2,719,651
                                                     ------------   ------------
  Gross profit                                         1,000,782        825,076
Selling, general and administrative expense              881,959        774,650
                                                     ------------   ------------
  Earnings from operations                               118,823         50,426

Other income (expense):
  Unrealized gain (loss) on marketable securities             --         19,670
  Interest expense                                       (16,142)       (12,107)
  Interest expense - related parties                     (26,507)       (45,350)
  Gold consignment fee                                   (38,185)       (35,361)
  Interest and other income (expense)                      1,020          2,883
                                                     ------------   ------------
    Total other income (expense)                         (79,814)       (70,265)
                                                     ------------   ------------
Net earnings (loss) before income taxes                   39,009        (19,839)
Income tax expense (benefit)                              13,400         (5,900)
                                                     ------------   ------------
Net earnings (loss)                                       25,609        (13,939)
                                                     ============   ============


Basic and diluted net earnings (loss) per share      $      0.00    $     (0.00)
                                                     ============   ============

Weighted average shares outstanding (thousands)        45,666.8       36,266.1
                                                     ============   ============

See accompanying notes to condensed consolidated financial statements.


SGD HOLDINGS, LTD. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Three Months Ended October 31, 2004 and 2003
(Unaudited)

                                                              2004            2003
                                                           ------------   ------------
Cash flows provided (used) by operating activities:
Net earnings (loss)                                        $    25,609    $   (13,939)

Adjustments to reconcile net earnings (loss) to net cash
 provided (used) by operating activities:
  Depreciation and amortization                                 17,877         18,372
  Deferred income taxes                                         13,400         (5,900)
  Unrealized (gain) loss on marketable securities                   --        (19,670)
  Changes in assets and liabilities:
    Accounts receivable                                     (1,155,716)    (1,106,316)
    Inventory                                                 (670,374)      (388,758)
    Other assets                                              (119,119)       (58,398)
    Accounts payable and accrued expenses                    1,424,033      1,267,948
                                                           ------------   ------------
Net cash used by operating activities                         (464,290)      (306,661)

Cash flows used by investing activities:
  Capital expenditures                                          (6,737)        (8,117)
                                                           ------------   ------------
Net cash used by investing activities                           (6,737)        (8,117)

Cash flows provided (used) by financing activities:
  Amounts due related parties                                    9,361             --
  Loan proceeds                                                300,000             --
  Repayment of long-term debt and notes payable                (10,489)            --
                                                           ------------   ------------
Net cash provided (used) by continuing operations              298,872             --

Net increase (decrease) in cash and cash equivalents          (172,155)      (314,778)
Cash and cash equivalents, beginning of period                 695,144        898,828
                                                           ------------   ------------
Cash and cash equivalents, end of period                   $   522,989    $   584,050
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

Jewelry formed Rings and commenced operation of two retail jewelry stores during October and November 2003. Jewelry also opened two directly owned jewelry stores during November and December 2003. The two stores operated by Rings were closed prior to July 2004.

Effective April 1, 2004, HMS completed the acquisition of 80% of Gem Pak in a transaction treated as a purchase for accounting purposes. SGD issued 100,000 shares of its common stock for 80% of Gem Pak's common stock. Gem Pak sells packaging and display materials to the same customer base as HMS.

DISCONTINUED OPERATIONS
The operations of Silver and Tandori were discontinued at the end of July 2003.

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

SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. No awards were granted during the three months ended October 31, 2004 or 2003. Accordingly, since there is no difference, no disclosure is required of the fair value method as compared to the intrinsic value method.

Options and warrants issued to non-employees are accounted for under SFAS 123, "Accounting for Stock Based Compensation." For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with SFAS 123.

2. MARKETABLE INVESTMENT SECURITIES

The following summarizes the Company's investment in securities at October 31, 2004:

Available-for-sale securities:
         Cost                                                     $     429,550
         Unrealized loss                                               (422,450)
                                                                  --------------
         Fair value                                               $       7,100
                                                                  ==============

The Company included in operations $19,670 in unrealized gains during the three months ended October 31, 2003, and had no activity during the current period, since all trading securities were sold during fiscal 2004.

On July 20, 2001, the Company completed the acquisition of 355,000 shares of the common stock of Premier Concepts, Inc. ("Premier") in exchange for 965,000 shares of its common stock. The Company used the July 31, 2001 closing market price as quoted on the Nasdaq Stock Market to value the transaction.

The shares of common stock of Premier are "restricted securities" under Rule
144. As a result of the approval of Premier's bankruptcy plan, the Company's investment represents less than 1% of the outstanding stock of Premier at October 31, 2004. Accordingly, the Company is subject to certain restrictions on the number of shares it can sell and its required holding period. The Company has classified its investment in Premier as available-for-sale securities as a result of the Company's intention to hold the securities indefinitely pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Unrealized gains and losses based on fluctuations in the market value of available-for-sale securities are included in other comprehensive income as an adjustment to equity. The following unrealized losses have been recorded in stockholders' equity as accumulated other comprehensive income (loss).

                                                                   Cumulative
                                                                   ----------

         Unrealized loss                                          $     422,450
         Deferred income taxes                                          143,700
                                                                  --------------
           Other comprehensive loss                               $     278,750
                                                                  ==============

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

3. INVENTORIES

Inventories at October 31, 2004, consist of:

Inventory, principally gold jewelry                               $   6,871,124
Less consigned gold                                                  (3,748,287)
                                                                  --------------
  Net inventories                                                 $   3,122,837
                                                                  ==============

At October 31, 2004, inventories excluded 8,808.1 ounces of gold on consignment.


4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at October 31, 2004:

         Office and computer equipment                            $     173,956
         Furniture and fixtures                                         202,214
         Software                                                       113,225
         Leasehold improvements                                          32,837
                                                                  --------------
                                                                        522,232
         Less accumulated depreciation                                 (242,066)
                                                                  --------------
                                                                  $     280,166
                                                                  ==============

5. NOTES PAYABLE

Notes payable at October 31, 2004, consists of the following:

     Note payable to a bank with monthly payments of $4,658,
     including interest at 5.25%; balance due December 10, 2004;
     guaranteed by the President of Gem Pak; collateralized
     by bonds owned by an individual who is also a
     personal guarantor                                            $    252,709

     Line of credit payable to the gold lender; due on demand
     with interest at prime plus 3/4%; (see note 7)                     300,000

     Note payable to a company; due July 31, 2004; interest
     payable monthly at 5.8% (a)                                        835,000
                                                                   -------------

           Total notes payable                                     $  1,387,709
                                                                   =============

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

6. NOTES PAYABLE DUE RELATED PARTIES

Notes payable due related parties consists of the following at October 31, 2004:

     Note payable to the president of HMS, due on July 31,
     2004; interest payable monthly at 8%; collateralized by
     the common stock of HMS; guaranteed by G. David Gordon;
     convertible into common stock of the Company at $.01 per
     share, limited to 9.9% of the total outstanding shares
     of the Company at the time; with anti-dilution rights        $   1,250,000

     Note payable to G. David Gordon, CEO of HMS, a shareholder and the brother of a Director of the Company; due on July
     31, 2005 with interest payable monthly at 6%;
     collateralized by the common stock of HMS in third position behind the other notes above; all principal and accrued
     interest convertible into common stock of the Company at
     $.01 per share at any time after July 31, 2005; and all
     shares have anti-dilution rights                                   100,488
                                                                  --------------

          Total notes payable due related parties                 $   1,350,488
                                                                  ==============


7. GOLD CONSIGNMENT AND LINE OF CREDIT AGREEMENT

HMS has a gold consignment agreement with a gold lender. Under the terms of the agreement, HMS is entitled to lease the lesser of an aggregate amount of 13,200 ounces, or an aggregate consigned gold value not to exceed $4,950,000, less any balance outstanding on its $1,500,000 line of credit. Title to such consigned gold remains with the gold lender until HMS purchases the gold. However, during the period of consignment, the entire risk of loss, damage or destruction of the gold is borne by HMS. The purchase price per ounce is based on the daily Second London Gold Fix. HMS pays the gold consignor a consignment fee based upon the dollar value of gold ounces outstanding, as defined in the agreement. At October 31, 2004, HMS had 8,808.1 ounces of gold on consignment with a market value of $3,748,287, which was valued at the daily Second London Gold Fix, $425.55 per ounce at October 31, 2004, and charged 4.25%.

Consigned gold is not included in inventory, and there is no related liability recorded. As a result of these consignment arrangements, HMS is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the gold lender, since HMS does not purchase gold from the gold lender until receipt of a purchase order from, or shipment of jewelry to, its customers.

The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS has an advance in the amount of $300,000 on this line of credit at October 31, 2004.

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


8. RELATED PARTY TRANSACTIONS

HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $24,225 in rent expense during each of the three month periods ended October 31, 2004 and 2003. HMS Leasing Company, LLC is owned by the president of HMS. HMS is a guarantor of the loan obligation of HMS Leasing Company, LLC on the facility, which has a balance of $491,829 at October 31, 2004.

See Note 6 for details of the $1,350,488 in note obligations to related parties.

At October 31, 2004, amounts due from related parties include the following:

         Premier Concepts, Inc.                                   $      13,124
         President of HMS                                                 7,587
                                                                  --------------

         Total                                                    $      20,711
                                                                  ==============

At October 31, 2004, the Company had made net advances of $7,587 to the president of HMS, including companies owned by him.

The Company has net receivables from Premier at October 31, 2004, of $13,124. The Chief Executive Officer of Premier is a Director and acting CEO of the Company. On October 10, 2003, Premier filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division; Case No. LA 03-36445 BR. Premier's Bankruptcy Plan was approved in October 2004 and the Company's ownership of Premier is now less than 1%.

At October 31, 2004, amounts due to related parties include the following:

         G. David Gordon                                          $     137,291
         Terry Washburn                                                  27,132
         BJB Services, Inc.                                              62,738
         President of Gem Pak                                             2,425
                                                                  --------------

              Total                                               $     229,586
                                                                  ==============


At October 31, 2004, the Company owed G. David Gordon, CEO of HMS, a shareholder and the brother of a Director, $137,291 in addition to a $100,488 note obligation. The $137,291 includes accrued compensation in the amount of $75,000 which is payable in SGD common stock.

Terry Washburn, President of SGD and a stockholder, was owed $27,132 at October 31, 2004, which is primarily for accrued compensation. Mr. Washburn was issued 1,500,000 shares of SGD common stock during fiscal 2004, in exchange for $15,000 which was due him.

BJB Services, Inc., a shareholder, and another company controlled by the principal of BJB were owed $62,738 at October 31, 2004, for financial services rendered. BJB was issued 3,500,000 shares of SGD common stock during fiscal 2004, in exchange for $35,000 which SGD owed BJB.

The President and 20% owner of Gem Pak was owed $2,425 at October 31, 2004.


9. COMMITMENTS AND CONTINGENCIES

Rent expense amounted to $55,777 and $26,850 during the three months ended October 31, 2004 and 2003, respectively. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: nine month balance of 2005 - $135,742; 2006 - $184,505; 2007 -
$153,761; 2008 - $100,357; 2009 - $96,900 and thereafter - $121,125.

HMS is a guarantor of the loan obligation of HMS Leasing Company, LLC on the facility, which has a balance of $491,829 at October 31, 2004.

From time to time during their normal course of operations, the Company maintained cash balances in a financial institution which exceeded the insurance limits of the Federal Deposit Insurance Corporation.


10. LEGAL MATTERS

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

On May 2, 2003, Lakewood Development Corporation ("Lakewood") filed a petition in the District Court of Tarrant County, Texas, Cause No. 96 198685 03 against SGD Holdings, Ltd. and James G. Gordon, former President of SGD. Lakewood, in its claim asserted against SGD and Gordon, alleged fraud in stock transactions under Section 27.01 of the Texas Business and Commerce Code, violations of the anti-fraud provisions of the Texas Securities Act and common law fraud. In addition, Lakewood is alleging breach of fiduciary duty against Gordon. Lakewood is seeking restitution of the $7,817,500 which it invested in common stock based upon representations made by Gordon, together with damages, expenses and interest. Presently, Company counsel is negotiating a settlement with Lakewood. The Company accrued $1,000,000 as an estimate of the cost of the settlement at July 31, 2004.

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


11. GOING CONCERN

At October 31, 2004, the Company's working capital was $221,109 as compared to $184,360 at July 31, 2004, and $2,198,989 at July 31, 2003. The Company had a
net loss of $3,572,310 for fiscal 2004 which included a charge for goodwill impairment of $1,988,426 and a charge of $1,000,000 for an estimate of the Lakewood litigation settlement (see note 10). Accordingly, the Company still incurred a loss of $583,884 in addition to the charges above. The Company has two notes payable, in the amount of $1,250,000 and $835,000, which are currently past due, and because of the temporary restraining order granted to James G. Gordon the Company is unable to raise any equity capital. Trial for the litigation with James G. Gordon is scheduled to commence during the second week of January 2005 (see note 10). In addition, the Company is in violation of a restrictive covenant related to its gold consignment agreement, for which a requested waiver has not been obtained (see note 7). Although the Company had net earnings of $25,609 during the three months ended October 31, 2004, the Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The continuing operations of the Company consist primarily of the wholesale operations of HMS.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased from $184,360 at July 31, 2004 to $221,109 at October 31, 2004. The increase in working capital of $36,749 consists of an increase in current assets of $1,759,654 less an increase in current liabilities of $1,722,905. The major items of the increase in current assets consisted of an increase in accounts receivable of $1,155,716 and an increase in inventory of $670,374. The major increase in current liabilities was from an increase in accounts payable of $1,399,311 and an increase in notes payable of $289,511.

The Company has a number of unresolved legal issues with one of its Directors, James G. Gordon and will continue to have high legal costs, which amounted to approximately $8,000 during the three months ended October 31, 2004, until these issues can be resolved. The Company anticipates that it will be able to raise additional funds, as necessary, to fund these lawsuits.

The Company acquired property and equipment in the amount of $6,737 during the three-month period ended October 31, 2004 and is currently budgeting an additional $60,000 for capital expenditures for the remainder of fiscal 2005. The Company plans to use cash and existing credit sources for the acquisitions.

HMS relies on a gold consignment program, short-term borrowings and internally generated funds to finance its inventories and accounts receivable. HMS fills most of its gold supply needs through a gold consignment arrangement with a gold lender. Under the terms of that arrangement, HMS is entitled to lease the lesser of an aggregate of 13,200 ounces of fine gold or an aggregate consigned gold value not to exceed $4,950,000, reduced by any outstanding balance on its $1,500,000 line of credit. The consigned gold is secured by substantially all property of HMS, including its cash, accounts receivable, inventory and machinery and equipment, the corporate guaranty of SGD and the individual guaranty of G. David Gordon, CEO of HMS. HMS pays the gold lender a consignment fee based on the dollar value of ounces of gold outstanding under their agreement, which value is based on the daily Second London Gold Fix. HMS believes that its financing rate under the consignment arrangement is substantially similar to the financing rates charged to gold consignees similarly situated to HMS. As of October 31, 2004, HMS held 8,808.1 ounces of gold on consignment with a market value of $3,748,287.

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

The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS has an advance in the amount of $300,000 on this line of credit at October 31, 2004.

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003

     SALES AND COST OF SALES - The Company's sales and cost of sales may be summarized as follows for the three-month periods ended October 31, 2004 and 2003:

                                                        2004            2003
                                                     -----------    -----------

     Sales and revenues                              $ 3,892,450    $ 3,544,727

     Cost of sales                                     2,891,668      2,719,651
                                                     -----------    -----------

     Gross profit                                    $ 1,000,782    $  825,076
                                                     ===========    ===========

Total sales increased $347,723 (9.8%) during the three-month period ended October 31, 2004, as compared to the same prior year period. The increase consists of $104,277 in retail sales by the jewelry stores, $270,142 in Gem Pak sales and a decrease of $26,696 in wholesale gold sales. Gem Pak distributed its new catalog during April 2004 and HMS distributed its catalog during May and June 2004. The Company expects improved sales from new products during the upcoming holiday season. In addition, the Company has experienced higher sales since the national election.

The Second London Gold Fix was $425.55 per ounce on October 31, 2004 and $391.40 per ounce on July 31, 2004, the beginning of the current year quarter. The Second London Gold Fix was $386.25 per ounce on October 31, 2003 and $354.75 per ounce on July 31, 2003. Sales volumes were down during the current quarter, countering the approximate 10% average increase in gold price. The decline in volume sold is attributed to lower consumer spending for higher cost items and was mitigated by the release of the new catalog during the prior quarter.

Gross profit has increased to 25.7% during the current year period from 23.3% during the same prior year period. The 2.4% improvement is primarily from the higher gross profit realized from new operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The following summarizes the Company's selling, general and administrative expenses ("SGA") for the three-month periods ended October 31, 2004 and 2003:

                                                        2004           2003
                                                     -----------    -----------



     HMS                                             $   610,460    $   617,304

     Jewelry and Rings                                    79,688         27,864

     Gem Pak                                             129,284             --

     Corporate and other                                  62,527        129,482
                                                     -----------    -----------

       Total                                         $   881,959    $   774,650
                                                     ===========    ===========

HMS's SGA for the quarter ended October 31, 2004 decreased 1.1% from the year earlier period. Jewelry and Rings commenced operations during the middle of the prior year quarter and the SGA associated with their retail operations covers the full quarter in the current year period as compared to approximately one-third of the quarter in the prior year period. Gem Pak was acquired effective April 1, 2004. Accordingly, it has SGA only in the current year period. Corporate SGA decreased $66,955 during the quarter ended October 31, 2004 as compared to the year earlier period. The prior year corporate SGA includes higher legal costs of $38,000 and higher officer compensation costs of $24,000.

INTEREST EXPENSE - Related party interest expense decreased from $45,350 to $26,507 during the quarter ended October 31, 2004, as compared to the year earlier period. Interest expense increased $4,035 during the quarter ended October 31, 2004, as compared to the year earlier period. The decrease in related party interest expense is primarily due to the prior year amount including amortization of loan and guaranty fees in the amount of $18,750. The increase in other interest expense is primarily due to the current year amount including interest on the Gem Pak debt for the first time.

GOLD CONSIGNMENT FEE - The gold consignment fee increased $2,824 during the three month period ended October 31, 2004, as compared to the prior year period. The increase is due to having slightly higher dollar balances on the gold consignment facility as a result of the increased gold prices.

UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES - The Company recognized an unrealized gain in the amount of $19,670 during the three month period ended October 31, 2003, from its investment in marketable equity securities that had been classified as trading securities. The Company sold these securities prior to the beginning of the current year.

INCOME TAXES - The Company recorded an income tax provision of $13,400 during the three month period ended October 31, 2004, and a benefit for income taxes in the amount of $5,900 during the three month period ended October 31, 2003.

ITEM 3. CONTROLS AND PROCEDURES


(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2004, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

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

On May 2, 2003, Lakewood Development Corporation ("Lakewood") filed a petition in the District Court of Tarrant County, Texas, Cause No. 96 198685 03 against SGD Holdings, Ltd. and James G. Gordon, former President of SGD. Lakewood, in its claim asserted against SGD and Gordon, alleged fraud in stock transactions under Section 27.01 of the Texas Business and Commerce Code, violations of the anti-fraud provisions of the Texas Securities Act and common law fraud. In addition, Lakewood is alleging breach of fiduciary duty against Gordon. Lakewood is seeking restitution of the $7,817,500 which it invested in common stock based upon representations made by Gordon, together with damages, expenses and interest. Presently, Company counsel is negotiating a settlement with Lakewood. The Company accrued $1,000,000 as an estimate of the cost of the settlement at July 31, 2004.

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



                                        SGD HOLDINGS, LTD.





Date: December 17, 2004                 By: /s/ Terry Washburn
                                            ------------------------------------
                                            Terry Washburn, President, Acting
                                            CEO and Principal Accounting Officer