Form 10QSB
period 2005-01-31
SGD HOLDINGS LTD
filed 2005-03-17
CIK 1106836

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934


                       For Quarter Ended: JANUARY 31, 2005


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No [ ].

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ]; No [ ]

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of February 28, 2005 was 45,666,824.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

SGD HOLDINGS, LTD. AND SUBSIDIARIES

FORM 10-QSB INDEX

                                                                        PAGE NO.

Part I.        Unaudited Financial Information

     Item 1.   Condensed Consolidated Balance Sheet -
               January 31, 2005                                            3

               Condensed Consolidated Statements of Operations -
               Three Months Ended January 31, 2005 and 2004                4

               Condensed Consolidated Statements of Operations -
               Six Months Ended January 31, 2005 and 2004                  5

               Condensed Consolidated Statements of Cash Flows -
               Six Months Ended January 31, 2005 and 2004                  6

               Notes to Condensed Consolidated Financial Statements       7-17

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       18-24

     Item 3.   Controls and Procedures                                     25

Part II.       Other Information                                         26-30


SGD HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
JANUARY 31, 2005
(UNAUDITED)
ASSETS:
Current assets:
 Cash and cash equivalents                                                         $ 669,131
 Trade accounts receivable, net of allowance of $61,752                            1,564,932
 Inventory                                                                         3,248,503
 Due from related parties                                                             20,711
 Prepaid expenses and other assets                                                   279,426
                                                                           ------------------
  Total current assets                                                             5,782,703
Property and equipment, net                                                          261,584
Goodwill, net                                                                      1,796,768
Marketable equity securities                                                           7,100
Deferred income taxes                                                                163,700
Other assets                                                                          31,300
                                                                           ------------------
     Total assets                                                                $ 8,043,155
                                                                           ==================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Notes payable and current installments of long-term debt                        $ 1,380,585
 Notes payable - related parties                                                   1,350,488
 Accounts payable                                                                  1,002,146
 Accrued expenses                                                                  1,189,448
 Deferred income taxes payable                                                        53,100
 Due to related parties                                                              237,794
                                                                           ------------------
     Total current liabilities                                                     5,213,561
                                                                           ------------------
Long-term debt, less current installments                                            198,245
Minority interest                                                                          -
                                                                           ------------------
     Total liabilities                                                             5,411,806
                                                                           ------------------
Commitments and contingencies

Stockholders' equity:
 Common stock, $.0001 par value; 200,000,000 shares authorized;
   45,666,824 shares issued and outstanding                                            4,567
 Additional paid-in capital                                                        9,920,635
 Accumulated deficit                                                              (7,015,103)
 Accumulated other comprehensive loss                                               (278,750)
                                                                           ------------------
   Total stockholders' equity                                                      2,631,349
                                                                           ------------------
     Total liabilities and stockholders' equity                                  $ 8,043,155
                                                                           ==================

See accompanying notes to condensed consolidated financial statements.


                                       3

SGD HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
(UNAUDITED)

                                                         2005           2004
                                                     ------------   ------------

Sales and revenues                                   $ 4,582,585    $ 4,209,979
Cost of sales                                          3,356,653      3,125,049
                                                     ------------   ------------
  Gross profit                                         1,225,932      1,084,930
Selling, general and administrative expense              941,092        878,731
                                                     ------------   ------------
  Earnings from operations                               284,840        206,199

Other income (expense):
  Unrealized gain (loss) on marketable securities             --         19,540
  Loss on sale of securities                                  --        (22,033)
  Interest expense                                       (10,895)       (13,374)
  Interest expense - related parties                     (26,507)       (46,850)
  Gold consignment fee                                   (51,336)       (35,441)
  Interest and other income                                  204         12,090
                                                     ------------   ------------
    Total other income (expense)                         (88,534)       (86,068)
                                                     ------------   ------------
Net earnings before income taxes                         196,306        120,131
Income tax expense                                        66,600         42,600
                                                     ------------   ------------
Net earnings                                         $   129,706    $    77,531
                                                     ============   ============


Basic and diluted net earnings per share             $      0.00    $      0.00
                                                     ============   ============

Weighted average shares outstanding (thousands)         45,666.8       36,486.5
                                                     ============   ============

See accompanying notes to condensed consolidated financial statements.

SGD HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
(UNAUDITED)

                                                        2005            2004
                                                     ------------   ------------

Sales and revenues                                   $ 8,475,035    $ 7,754,707
Cost of sales                                          6,248,320      5,844,700
                                                     ------------   ------------
  Gross profit                                         2,226,715      1,910,007
Selling, general and administrative expense            1,823,051      1,653,381
                                                     ------------   ------------
  Earnings from operations                               403,664        256,626

Other income (expense):
  Unrealized gain (loss) on marketable securities             --         39,210
  Loss on sale of marketable securities                       --        (22,033)
  Interest expense                                       (27,038)       (25,481)
  Interest expense - related parties                     (53,015)       (92,200)
  Gold consignment fee                                   (89,521)       (70,802)
  Interest and other income                                1,224         14,975
                                                     ------------   ------------
    Total other income (expense)                        (168,350)      (156,331)
                                                     ------------   ------------
Net earnings before income taxes                         235,314        100,295
Income tax expense                                        80,000         36,700
                                                     ------------   ------------
Net earnings                                         $   155,314    $    63,595
                                                     ============   ============


Basic and diluted net earnings per share             $      0.00    $      0.00
                                                     ============   ============

Weighted average shares outstanding (thousands)         45,666.8       36,376.3
                                                     ============   ============

See accompanying notes to condensed consolidated financial statements.


SGD HOLDINGS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
(UNAUDITED)

                                                                 2005           2004
                                                             ------------   ------------
Cash flows provided (used) by operating activities:
Net earnings                                                 $   155,314    $    63,595

Adjustments to reconcile net earnings to net cash provided
 (used) by operating activities:
  Depreciation and amortization                                   37,770         37,999
  Deferred income taxes                                           80,000         36,700
  Unrealized (gain) loss on marketable securities                     --        (39,210)
  Proceeds from sale of marketable securities                         --         11,547
  Loss on sale of marketable securities                               --         22,033
  Changes in assets and liabilities:
    Accounts receivable                                         (412,271)      (307,372)
    Inventory                                                   (796,040)      (461,491)
    Other assets                                                 (79,800)        31,937
    Accounts payable and accrued expenses                        497,362        940,416
                                                             ------------   ------------
Net cash used by operating activities                           (517,665)       336,154

Cash flows used by investing activities:
  Capital expenditures                                            (6,548)       (57,763)
                                                             ------------   ------------
Net cash used by investing activities                             (6,548)       (57,763)

Cash flows provided by financing activities:
  Amounts due related parties                                     17,569             --
  Loan proceeds                                                  500,000             --
  Repayment of long-term debt and notes payable                  (19,369)            --
                                                             ------------   ------------
Net cash provided by financing activities                        498,200             --

Net increase (decrease) in cash and cash equivalents             (26,013)       278,391
Cash and cash equivalents, beginning of period                   695,144        898,828
                                                             ------------   ------------
Cash and cash equivalents, end of period                     $   669,131    $ 1,177,219
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

BANKRUPTCY
On January 20, 2005, SGD ("Debtor") filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court")(Case No. 05-10182). The Debtor will continue to manage its properties as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

In February 2005, a motion was filed to transfer venue of the case from the District of Delaware to the Northern District of Texas, Fort Worth Division. The motion to transfer venue was granted and a new case number has been assigned (Case No. 05-42392-rfn11).

The Company expects to file a plan of reorganization within two weeks.

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

SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. No awards were granted during the three and six months ended January 31, 2005 or 2004. Accordingly, since there is no difference, no disclosure is required of the fair value method as compared to the intrinsic value method.

Options and warrants issued to non-employees are accounted for under SFAS 123, "Accounting for Stock Based Compensation." For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with SFAS 123.


2. MARKETABLE INVESTMENT SECURITIES

The following summarizes the Company's investment in securities at January 31, 2005:

Available-for-sale securities:
         Cost                                            $         429,550
         Unrealized loss                                          (422,450)
                                                         ------------------
         Fair value                                      $           7,100
                                                         =================

The Company included in operations $19,540 and $39,210 in unrealized gains during the three and six months ended January 31, 2004, respectively, and had no activity during the current fiscal year periods, since all trading securities were sold during fiscal 2004.

On July 20, 2001, the Company completed the acquisition of 355,000 shares of the common stock of USN Corporation (formerly Premier Concepts, Inc.) ("USN") in exchange for 965,000 shares of its common stock. The Company used the July 31, 2001 closing market price as quoted on the Nasdaq Stock Market to value the transaction.

The shares of common stock of USN are "restricted securities" under Rule 144. As a result of the approval of USN's bankruptcy plan, the Company's investment represents less than 1% of the outstanding stock of USN at January 31, 2005. The Company has classified its investment in USN as available-for-sale securities as a result of the Company's intention to hold the securities indefinitely pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Unrealized gains and losses based on fluctuations in the market value of available-for-sale securities are included in other comprehensive income as an adjustment to equity. The following unrealized losses have been recorded in stockholders' equity as accumulated other comprehensive income (loss).

                                                                   Cumulative
                                                                   ----------

         Unrealized loss                                      $         422,450
         Deferred income taxes                                          143,700
                                                              -----------------
           Other comprehensive loss                           $         278,750
                                                              =================


Due to the limited market for USN common stock, it is likely that only limited quantities of the stock will be able to be sold in the open market. As a result of these restrictions and the probable limited trading volume, the Company believes the fair value of the investment might be less than the recorded value required by SFAS No. 115 and that there can be no assurance the Company will realize the recorded value of its investment in USN. On October 10, 2003, USN filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division; Case No. LA 03-36445 BR. On December 13, 2004, the plan of reorganization was approved as filed.

3. INVENTORIES

Inventories at January 31, 2005, consist of:

Inventory, principally gold jewelry                            $      6,713,552
Less consigned gold                                                  (3,465,049)
                                                               -----------------
  Net inventories                                              $      3,248,503
                                                               =================

At January 31, 2005, inventories excluded 8,208.1 ounces of gold on consignment.


4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at January 31, 2005:

         Office and computer equipment                         $        173,768
         Furniture and fixtures                                         202,214
         Software                                                       113,225
         Leasehold improvements                                          32,837
                                                               -----------------
                                                                        522,044
         Less accumulated depreciation                                 (260,460)
                                                               -----------------
                                                               $        261,584
                                                               =================

5. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt at January 31, 2005, consists of the following:

     Note payable to a bank with monthly payments of $3,799,
     plus interest at prime, 5.25% at January 31, 2005; balance due June 30, 2010; collateralized by assets owned by an
     individual who is also a personal guarantor                 $      243,830

     Line of credit payable to the gold lender; due on demand
     with interest at prime plus 3/4%; (see note 7)                     500,000

     Note payable to a company; due July 31, 2004; interest
     payable monthly at 5.8% (a)                                        835,000
                                                                 ---------------

     Total notes payable and long-term debt                           1,578,830
     Notes payable and current installments of long-term debt         1,380,585
                                                                 ---------------
              Long-term debt, less current installments          $      198,245
                                                                 ===============

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

6. NOTES PAYABLE DUE RELATED PARTIES

Notes payable due related parties consists of the following at January 31, 2005:

     Note payable to the president of HMS, due on July 31,
     2004; interest payable monthly at 8%; collateralized
     by the common stock of HMS; guaranteed by G. David
     Gordon; convertible into common stock of the Company
     at $.01 per share, limited to 9.9% of the total
     outstanding shares of the Company at the time; with
     anti-dilution rights                                        $    1,250,000

     Note payable to G. David Gordon, a shareholder and the
     brother of a Director of the Company; due on July 31, 2005 with interest payable monthly at 6%; collateralized by the common stock of HMS in third position behind the other
     notes above; all principal and accrued interest
     convertible into common stock of the Company at $.01 per
     share at any time after July 31, 2005; and all shares
     have anti-dilution rights                                          100,488
                                                                 ---------------

          Total notes payable due related parties                $    1,350,488
                                                                 ===============

7. GOLD CONSIGNMENT AND LINE OF CREDIT AGREEMENT

HMS has a gold consignment agreement with a gold lender. Under the terms of the agreement, HMS is entitled to lease the lesser of an aggregate amount of 13,200 ounces, or an aggregate consigned gold value not to exceed $4,950,000, less any balance outstanding on its $1,500,000 line of credit. Title to such consigned gold remains with the gold lender until HMS purchases the gold. However, during the period of consignment, the entire risk of loss, damage or destruction of the gold is borne by HMS. The purchase price per ounce is based on the daily Second London Gold Fix. HMS pays the gold consignor a consignment fee based upon the dollar value of gold ounces outstanding, as defined in the agreement. At January 31, 2005, HMS had 8,208.1 ounces of gold on consignment with a market value of $3,465,049, which was valued at the daily Second London Gold Fix, $422.15 per ounce at January 31, 2005, and charged 4.25%.

Consigned gold is not included in inventory, and there is no related liability recorded. As a result of these consignment arrangements, HMS is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the gold lender, since HMS does not purchase gold from the gold lender until receipt of a purchase order from, or shipment of jewelry to, its customers.

The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS has an advance in the amount of $500,000 on this line of credit at January 31, 2005. The balance on the line of credit reached a high of $800,000 at December 31, 2004. The balance was repaid in full by February 28, 2005. On March 11, 2005, the gold lender notified HMS that no additional advances would be made under this line of credit until further notice.

The consignment agreement contains restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and the agreement requires HMS to own a specific amount of gold at all times. HMS is in violation of certain financial covenants and SGD's bankruptcy filing caused another violation. Accordingly, on March 11, 2005, HMS received notice from its gold lender that in addition to not making any further advances on its line of credit, the gold lender may make immediate demand for either return of the consigned gold or repayment of the obligation and may cease making discretional consignments at any time the gold lender deems appropriate. The gold lender has elected to impose the default rate of interest (the existing rate plus 4%) effective March 1, 2005.

The gold lender has agreed to consider a proposal from HMS for a short term forbearance period in order to afford HMS an opportunity to refinance its obligation to the gold lender. HMS is currently providing additional information to the gold lender to assist in negotiating a forbearance period. There can be no assurance that the gold lender will agree to short term forbearance. There can be no assurance that HMS will be able to find a substitute gold lender, whether they receive the short term forbearance or not.

Management of the Company has had meetings with an alternative lending institution and believe it is possible that an acceptable refinancing may be approved within sixty days.

Payment for the consigned gold and the line of credit is secured by substantially all property of HMS including its cash, accounts receivable, inventory and equipment, the personal guarantee of G. David Gordon and the corporate guarantee of SGD.


8. RELATED PARTY TRANSACTIONS

HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $24,225 in rent expense during each of the three month periods ended January 31, 2005 and 2004 and amounted to $48,450 during each of the six month periods ended January 31, 2005 and 2004. HMS Leasing Company, LLC is owned by the president of HMS. HMS is a guarantor of the loan obligation of HMS Leasing Company, LLC on the facility, which has a balance of $482,996 at January 31, 2005.

See Note 6 for details of the $1,350,488 in note obligations to related parties.

At January 31, 2005, amounts due from related parties include the following:

         USN Corporation                                        $        13,124
         President of HMS                                                 7,587
                                                                ---------------

         Total                                                  $        20,711
                                                                ===============

At January 31, 2005, the Company had made net advances of $7,587 to the president of HMS, including companies owned by him.

The Company has net receivables from USN at January 31, 2005, of $13,124. The Chief Executive Officer of USN is a Director and acting CEO of the Company. On October 10, 2003, USN filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division; Case No. LA 03-36445 BR. USN's Bankruptcy Plan was approved as filed on December 13, 2004, and the Company's ownership in USN is now less than 1%.

At January 31, 2005, amounts due to related parties include the following:

         G. David Gordon                                      $         143,798
         Terry Washburn                                                  27,132
         BJB Services, Inc.                                              66,438
         President of Gem Pak                                               426
                                                              -----------------

              Total                                           $         237,794
                                                              =================

At January 31, 2005, the Company owed G. David Gordon, the former CEO of HMS, a shareholder and the brother of a Director, $143,798 in addition to a $100,488 note obligation. The $143,798 includes accrued compensation in the amount of $75,000 which is payable in SGD common stock.

Terry Washburn, President of SGD and a stockholder, was owed $27,132 at January 31, 2005, which is primarily for accrued compensation. Mr. Washburn was issued 1,500,000 shares of SGD common stock during fiscal 2004, in exchange for $15,000 which was due him.

BJB Services, Inc., a shareholder, and another company controlled by the principal of BJB were owed $66,438 at January 31, 2005, for financial services rendered. BJB was issued 3,500,000 shares of SGD common stock during fiscal 2004, in exchange for $35,000 which SGD owed BJB.

The President and 20% owner of Gem Pak was owed $426 at January 31, 2005.

9. COMMITMENTS AND CONTINGENCIES

Rent expense amounted to $51,347 and $64,886 during the three months ended January 31, 2005 and 2004, respectively; and amounted to $106,484 and $91,736 during the six months ended January 31, 2005, respectively. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: six month balance of 2005 - $90,495; 2006 - $184,505; 2007 - $153,761; 2008 - $100,357; 2009 - $96,900 and thereafter -
$121,125.

HMS is a guarantor of the loan obligation of HMS Leasing Company, LLC on the facility, which has a balance of $482,996 at January 31, 2005.

From time to time during their normal course of operations, the Company maintained cash balances in a financial institution which exceeded the insurance limits of the Federal Deposit Insurance Corporation.

10. LEGAL MATTERS

BANKRUPTCY
On January 20, 2005, SGD ("Debtor") filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court")(Case No. 05-10182). The Debtor will continue to manage its properties as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

In February 2005, a motion was filed to transfer venue of the case from the District of Delaware to the Northern District of Texas, Fort Worth Division. The motion to transfer venue was granted and a new case number has been assigned (Case No. 05-42392-rfn11).

The Company expects to file a plan of reorganization within the next two weeks.


OTHER MATTERS

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

On January 3, 2003, James G. Gordon and Lisa K. Gordon ("Plaintiffs") filed a petition in the District Court of Montgomery County, Texas, Cause No. 03-01-00006-CV against SGD Holdings, Ltd., G. David Gordon and David Covey. G. David Gordon is the brother of James G. Gordon and David Covey was president of Tandori, a wholly owned and currently inactive subsidiary of SGD. Plaintiffs, in their claim asserted against SGD, are seeking to declare the one for six stock split, which occurred in September 1999, void. If declared void, they claim they would presently own 75,000,000 shares of SGD common stock instead of 11,250,000 shares of SGD common stock as currently reported by the Company. In October 2004, James Gordon was able to obtain a temporary restraining order in this action which prevents SGD from raising any additional equity capital until the trial is completed. Trial in the matter has been completed and briefs were filed March 7, 2005. The Company is awaiting the ruling from the judge. Management of the Company does not expect to incur any significant liability; however, there are a number of unresolved issues which could result in liability to the Company.

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


11. GOING CONCERN

At January 31, 2005, the Company's working capital was $569,142 as compared to $184,360 at July 31, 2004, and $2,198,989 at July 31, 2003. The Company had a
net loss of $3,572,310 for fiscal 2004 which included a charge for goodwill impairment of $1,988,426 and a charge of $1,000,000 for an estimate of the Lakewood litigation settlement (see note 10). Accordingly, the Company still incurred a loss of $583,884 in addition to the charges above. The Company has two notes payable, in the amount of $1,250,000 and $835,000, which are currently past due, and because of the temporary restraining order granted to James G. Gordon the Company is unable to raise any equity capital. Trial for the litigation with James G. Gordon has been completed and the Company is awaiting the decision of the judge (see note 10). In addition, the Company is in violation of restrictive covenants related to its gold consignment agreement, and HMS has received notice from its gold lender that in addition to not making any further advances on its line of credit, the gold lender may make immediate demand for either return of the consigned gold or repayment of the obligation and may cease making discretional consignments at any time the gold lender deems appropriate. The gold lender has agreed to consider a proposal from HMS for a short term forbearance period in order to afford HMS an opportunity to refinance its obligation to the gold lender (see note 7). The Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on January 20, 2005 (see note 10). Although the Company had net earnings of $155,314 during the six months ended January 31, 2005, the Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, (iii) unsuccessful in its litigation with James G. Gordon, (iv) unable to raise additional funds through private placement sales of its common stock, or (v) unable to satisfy the covenants of the gold consignment agreement or find a new gold lender, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

     BANKRUPTCY
     On January 20, 2005, SGD ("Debtor") filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court")(Case No. 05-10182). The Debtor will continue to manage its properties as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

     In February 2005, a motion was filed to transfer venue of the case from the District of Delaware to the Northern District of Texas, Fort Worth Division. The motion to transfer venue was granted and a new case number has been assigned (Case No. 05-42392-rfn11).

     The Company expects to file a plan of reorganization within two weeks.


LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2005, the Company's working capital was $569,142 as compared to $184,360 at July 31, 2004, and $2,198,989 at July 31, 2003. The Company
     had a net loss of $3,572,310 for fiscal 2004 which included a charge for goodwill impairment of $1,988,426 and a charge of $1,000,000 for an estimate of the Lakewood litigation settlement (see note 10). Accordingly, the Company still incurred a loss of $583,884 in addition to the charges above. The Company has two notes payable, in the amount of $1,250,000 and $835,000, which are currently past due, and because of the temporary restraining order granted to James G. Gordon the Company is unable to raise any equity capital. Trial for the litigation with James G. Gordon has been completed and the Company is awaiting the decision of the judge (see note
     10). In addition, the Company is in violation of restrictive covenants related to its gold consignment agreement, and HMS has received notice from its gold lender that in addition to not making any further advances on its line of credit, the gold lender may make immediate demand for either return of the consigned gold or repayment of the obligation and may cease making discretional consignments at any time the gold lender deems appropriate. The gold lender has agreed to consider a proposal from HMS for a short term forbearance period in order to afford HMS an opportunity to refinance its obligation to the gold lender (see note 7). The Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on January 20, 2005 (see note 10). Although the Company had net earnings of $155,314 during the six months ended January 31, 2005, the Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, (iii) unsuccessful in its litigation with James G. Gordon, (iv) unable to raise additional funds through private placement sales of its common stock, or (v) unable to satisfy the covenants of the gold consignment agreement or find a new gold lender, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

     The Company refinanced an obligation of Gem Pak with a balance of $243,830 at January 31, 2005, which had been due on December 10, 2004. The new agreement requires monthly principal payments of $3,799 plus interest at prime (5.25% at January 31, 2005) with the balance due June 30, 2010.

     The Company has a number of unresolved legal issues with one of its Directors, James G. Gordon and will continue to have high legal costs, which amounted to approximately $27,000 during the six months ended January 31, 2005, until these issues can be resolved. The Company anticipates that it will be able to raise additional funds, as necessary, to fund these lawsuits.

     The Company acquired property and equipment in the amount of $6,548 during the six-month period ended January 31, 2005 and is currently budgeting an additional $30,000 for capital expenditures for the remainder of fiscal 2005. The Company plans to use cash and existing credit sources for the acquisitions.

     HMS relies on a gold consignment program, short-term borrowings and internally generated funds to finance its inventories and accounts receivable. HMS fills most of its gold supply needs through a gold consignment arrangement with a gold lender. Under the terms of that arrangement, HMS is entitled to lease the lesser of an aggregate of 13,200 ounces of fine gold or an aggregate consigned gold value not to exceed $4,950,000, reduced by any outstanding balance on its $1,500,000 line of credit. The consigned gold is secured by substantially all property of HMS, including its cash, accounts receivable, inventory and machinery and equipment, the corporate guaranty of SGD and the individual guaranty of G. David Gordon. HMS pays the gold lender a consignment fee based on the dollar value of ounces of gold outstanding under their agreement, which value is based on the daily Second London Gold Fix. HMS believes that its financing rate under the consignment arrangement is substantially similar to the financing rates charged to gold consignees similarly situated to HMS. As of January 31, 2005, HMS held 8,208.1 ounces of gold on consignment with a market value of $3,465,049.

     Consigned gold is not included in inventory, and there is no related liability recorded. As a result of these consignment arrangements, HMS is able to shift a substantial portion of the risk of market fluctuations in the price of gold to the gold lender, since HMS does not purchase gold from the gold lender until receipt of a purchase order from, or shipment of jewelry to, its customers.

     The gold lender has also provided a line of credit to HMS in the amount of $1,500,000 that is due on demand, including interest at the lender's prime rate plus 3/4%. HMS has an advance in the amount of $500,000 on this line of credit at January 31, 2005. The balance on the line of credit reached a high of $800,000 at December 31, 2004. The balance was repaid in full by February 28, 2005. On March 11, 2005, the gold lender notified HMS that no additional advances would be made under this line of credit until further notice.

     The consignment agreement contains restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and the agreement requires HMS to own a specific amount of gold at all times. HMS is in violation of certain financial covenants and SGD's bankruptcy filing caused another violation. Accordingly, on March 11, 2005, HMS received notice from its gold lender that in addition to not making any further advances on its line of credit, the gold lender may make immediate demand for either return of the consigned gold or repayment of the obligation and may cease making discretional consignments at any time the gold lender deems appropriate. The gold lender has elected to impose the default rate of interest (the existing rate plus 4%) effective March 1, 2005.

     The gold lender has agreed to consider a proposal from HMS for a short term forbearance period in order to afford HMS an opportunity to refinance its obligation to the gold lender. HMS is currently providing additional information to the gold lender to assist in negotiating a forbearance period. There can be no assurance that the gold lender will agree to short term forbearance. There can be no assurance that HMS will be able to find a substitute gold lender, whether they receive the short term forbearance or not.

     Management of the Company has had meetings with an alternative lending institution and believe it is possible that an acceptable refinancing may be approved within sixty days.

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED JANUARY 31, 2005 AND 2004

     SALES AND COST OF SALES - The Company's sales and cost of sales may be summarized as follows for the three-month periods ended January 31, 2005 and 2004:

                                                     2005             2004
                                                     ----             ----
     Sales and revenues                         $   4,582,585  $    4,209,979
     Cost of sales                                  3,356,653       3,125,049
                                                -------------  --------------
     Gross profit                               $   1,225,932  $    1,084,930
                                                =============  ==============

     Total sales increased $372,606 (8.9%) during the three-month period ended January 31, 2005, as compared to the same prior year period. The increase consists of a decrease of $6,829 in retail sales by the jewelry stores, and increase of $260,056 in Gem Pak sales and an increase of $119,379 in wholesale gold sales. Gem Pak distributed its new catalog during April 2004 and HMS distributed its catalog during May and June 2004. Jewelry store sales consisted of two stores for three months in fiscal 2005; and three stores for two months and one store for three months in fiscal 2004.

     The Second London Gold Fix was $422.15 per ounce on January 31, 2005 and $425.55 per ounce on October 31, 2004, the beginning of the current year quarter. The Second London Gold Fix was $399.75 per ounce on January 31, 2004 and $386.25 per ounce on October 31, 2003. Sales volumes were down during the current quarter, countering the approximate 6% average increase in gold price. The decline in volume sold is attributed to lower consumer spending for higher cost items and customers going out of business and was mitigated by the release of the new catalog during the prior period.

     Gross profit has increased to 26.8% during the current year period from 25.8% during the same prior year period. The 1.0% improvement is primarily from the higher gross profit realized from new operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The following summarizes the Company's selling, general and administrative expenses ("SGA") for the three-month periods ended January 31, 2005 and 2004:

                                                    2005             2004
                                                    ----             ----
     HMS                                       $     619,222    $      677,160
     Jewelry and Rings                                86,052           135,546
     Gem Pak                                         159,195                -
     Corporate and other                              76,623            66,025
                                               -------------    --------------
       Total                                   $     941,092    $      878,731
                                               =============    ==============

     HMS's SGA for the quarter ended January 31, 2005 decreased 8.6% from the year earlier period. Jewelry and Rings commenced operations during the middle of the prior year quarter and the SGA associated with their retail operations covers the full quarter in the current year period for two stores as compared to three stores which were open two months and one store which was open three months in the prior year period. Gem Pak was acquired effective April 1, 2004. Accordingly, it has SGA only in the current year period. Corporate SGA increased $10,598 during the quarter ended January 31, 2005 as compared to the year earlier period. The current year corporate SGA includes higher legal costs of $16,000 which are partially offset by lower accounting costs of $3,000 and lower other costs of approximately $3,000.

     INTEREST EXPENSE - Related party interest expense decreased from $46,850 to $26,507 during the quarter ended January 31, 2005, as compared to the year earlier period. Interest expense decreased $2,479 during the quarter ended January 31, 2005, as compared to the year earlier period. The decrease in related party interest expense is primarily due to the prior year amount including amortization of loan and guaranty fees in the amount of $18,750.

     GOLD CONSIGNMENT FEE - The gold consignment fee increased $15,895 during the three month period ended January 31, 2005, as compared to the prior year period. The increase is due to having higher dollar balances on the gold consignment facility as a result of the increased gold prices. At January 31, 2005, HMS had 8,208.1 ounces of gold on consignment with a related consignment obligation of $3,465,049 ($422.15 per ounce) as compared to 6,833.4 ounces of gold on consignment with a related consignment obligation of $2,731,652 ($399.75 per ounce) at January 31, 2004.

     UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES - The Company recognized an unrealized gain in the amount of $19,540 during the three month period ended January 31, 2004, from its investment in marketable equity securities that had been classified as trading securities. The Company sold these securities prior to the beginning of the current fiscal year.

     INCOME TAXES - The Company recorded an income tax provision of $66,600 during the three month period ended January 31, 2005, and a provision for income taxes in the amount of $42,600 during the three month period ended January 31, 2004.

                   SIX MONTHS ENDED JANUARY 31, 2005 AND 2004

     SALES AND COST OF SALES - The Company's sales and cost of sales may be summarized as follows for the six-month periods ended January 31, 2005 and 2004:

                                                      2005               2004
                                                      ----               ----
     Sales and revenues                        $     8,475,035  $      7,754,707
     Cost of sales                                   6,248,320         5,844,700
                                               ---------------  ----------------
     Gross profit                              $     2,226,715  $      1,910,007
                                               ===============  ================

     Total sales increased $720,328 (9.3%) during the six-month period ended January 31, 2005, as compared to the same prior year period. The increase consists of $97,448 in retail sales by the jewelry stores, $530,198 in Gem Pak sales and $92,682 in wholesale gold sales. Gem Pak distributed its new catalog during April 2004 and HMS distributed its catalog during May and June 2004. Jewelry store sales consisted of two stores for six months during fiscal 2005 and two stores for three months and two stores for two months in fiscal 2004.

     The Second London Gold Fix was $422.15 per ounce on January 31, 2005 and $391.40 per ounce on July 31, 2004, the beginning of the current year period. The Second London Gold Fix was $399.75 per ounce on January 31, 2004 and $354.75 per ounce on July 31, 2003. Sales volumes were down during the current period, countering the approximate 8% average increase in gold price. The decline in volume sold is attributed to lower consumer spending for higher cost items and customers going out of business and was mitigated by the release of the new catalog during the prior quarter.

     Gross profit has increased to 26.3% during the current year period from 24.6% during the same prior year period. The 1.7% improvement is primarily from the higher gross profit realized from new operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The following summarizes the Company's SGA for the six-month periods ended January 31, 2005 and 2004:

                                                      2005             2004
                                                      ----             ----

     HMS                                         $   1,229,682    $    1,294,464
     Jewelry and Rings                                 165,741           163,409
     Gem Pak                                           288,479                -
     Corporate and other                               139,149           195,508
                                                 -------------    --------------
       Total                                     $   1,823,051    $    1,653,381
                                                 =============    ==============

     HMS's SGA for the period ended January 31, 2005 decreased 5.0% from the year earlier period. Jewelry and Rings commenced operations during the middle of the prior year period and the SGA associated with their retail operations covers the full period in the current year for two stores as compared to two stores for three months and two stores for two months in the prior year period. Gem Pak was acquired effective April 1, 2004. Accordingly, it has SGA only in the current year period. Corporate SGA decreased $56,359 during the period ended January 31, 2005 as compared to the year earlier period. The prior year corporate SGA includes higher legal costs of $22,000 and higher officer compensation costs of $24,000.

     INTEREST EXPENSE - Related party interest expense decreased from $92,200 to $53,015 during the period ended January 31, 2005, as compared to the year earlier period. Interest expense increased $1,557 during the period ended January 31, 2005, as compared to the year earlier period. The decrease in related party interest expense is primarily due to the prior year amount including amortization of loan and guaranty fees in the amount of $39,000.

     GOLD CONSIGNMENT FEE - The gold consignment fee increased $18,719 during the six month period ended January 31, 2005, as compared to the prior year period. The increase is due to having higher dollar balances on the gold consignment facility as a result of the increased gold prices. The gold consignment was $3,465,049 at January 31, 2005, as compared to $2,731,652 at January 31, 2004.

     UNREALIZED GAIN (LOSS) ON MARKETABLE SECURITIES - The Company recognized an unrealized gain in the amount of $39,210 during the six month period ended January 31, 2004, from its investment in marketable equity securities that had been classified as trading securities. The Company sold these securities prior to the beginning of the current fiscal year.

     INCOME TAXES - The Company recorded an income tax provision of $80,000 during the six month period ended January 31, 2005, and a provision for income taxes in the amount of $36,700 during the six month period ended January 31, 2004.

     ITEM 3.      CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2005, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

     There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     BANKRUPTCY
     On January 20, 2005, SGD ("Debtor") filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court")(Case No. 05-10182). The Debtor will continue to manage its properties as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

     In February 2005, a motion was filed to transfer venue of the case from the District of Delaware to the Northern District of Texas, Fort Worth Division. The motion to transfer venue was granted and a new case number has been assigned (Case No. 05-42392-rfn11).

     The Company expects to file a plan of reorganization within two weeks.

     OTHER MATTERS
     On December 13, 2002, SGD filed a petition against James G. "Greg" Gordon ("Gordon") in the 342nd District Court, Tarrant County, Texas alleging breach of fiduciary duty, conversion of corporate funds and misappropriation of corporate funds. SGD alleged that Gordon, who was President of SGD from June 10, 1999, until November 25, 2002, wrongfully and without authority or approval, transferred approximately $2.7 million from two separate SGD bank accounts into an account or accounts held by Silver. Thereafter, Gordon utilized a portion of SGD's funds for his and his family's personal use and enjoyment, his personal financial gain and for unauthorized transactions on Silver's behalf. SGD was seeking to recover its damages, which were in excess of $2.7 million, costs of court and pre-judgment interest as allowed by law. SGD dismissed its claim against Gordon as it determined the cost would exceed any benefit and the funds it saved could be used to pay creditors of the Company; however the Company still maintains the right to re-file the lawsuit against Gordon.

     On January 3, 2003, James G. Gordon and Lisa K. Gordon ("Plaintiffs") filed a petition in the District Court of Montgomery County, Texas, Cause No. 03-01-00006-CV against SGD Holdings, Ltd., G. David Gordon and David Covey.
     G. David Gordon is the brother of James G. Gordon and David Covey was president of Tandori, a wholly owned and currently inactive subsidiary of SGD. Plaintiffs, in their claim asserted against SGD, are seeking to declare the one for six stock split, which occurred in September 1999, void. If declared void, they claim they would presently own 75,000,000 shares of SGD common stock instead of 11,250,000 shares of SGD common stock as currently reported by the Company. In October 2004, James Gordon was able to obtain a temporary restraining order in this action which prevents SGD from raising any additional equity capital until the trial is completed. Trial in the matter has been completed and briefs were filed March 7, 2005. The Company is awaiting the ruling from the judge. Management of the Company does not expect to incur any significant liability; however, there are a number of unresolved issues which could result in liability to the Company.

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



                                       SGD HOLDINGS, LTD.



Date: March 15, 2005                   By: /s/ Terry Washburn
                                           -------------------------------------
                                           Terry Washburn, President, Acting CEO
                                           and Principal Accounting Officer