Form 10QSB
period 2005-04-30
SGD HOLDINGS LTD
filed 2005-07-14
CIK 1106836

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                        For Quarter Ended: APRIL 30, 2005


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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ]; No [ ]

The number of shares outstanding of registrant's common stock, par value $.0001 per share, as of May 31, 2005 was 45,666,824.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].


SGD HOLDINGS, LTD. AND SUBSIDIARIES
FORM 10-QSB INDEX

                                                                            PAGE NO.

Part I.                  Unaudited Financial Information

        Item 1.          Condensed Consolidated Balance Sheet -
                         April 30, 2005                                          3

                         Condensed Consolidated Statements of Operations -
                         Three Months Ended April 30, 2005 and 2004              4

                         Condensed Consolidated Statements of Operations -
                         Nine Months Ended April 30, 2005 and 2004               5

                         Condensed Consolidated Statements of Cash Flows -
                         Nine Months Ended April 30, 2005 and 2004               6

                         Notes to Condensed Consolidated Financial Statements   7-17

        Item 2.          Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                   18-24

        Item 3.          Controls and Procedures                                 25

Part II.                 Other Information                                     26-30


SGD HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
APRIL 30, 2005
(UNAUDITED)

ASSETS:
Current assets:
 Cash and cash equivalents                                          $   418,837
 Trade accounts receivable, net of allowance of $61,752               1,185,889
 Inventory                                                            2,940,072
 Prepaid expenses and other assets                                      213,334
                                                                    ------------
  Total current assets                                                4,758,132
Property and equipment, net                                             269,860
Other assets                                                            210,985
                                                                    ------------
     Total assets                                                   $ 5,238,977
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities not subject to compromise:
 Current liabilities:
  Current installments of long-term debt                            $    45,585
  Accounts payable                                                      864,985
  Accrued expenses and other liabilities                                206,325
                                                                    ------------
     Total current liabilities                                        1,116,895
                                                                    ------------
Liabilities subject to compromise                                     3,600,422
Long-term debt, less current installments                               186,848
Minority interest                                                            --
                                                                    ------------
     Total liabilities                                                4,904,165
                                                                    ------------
Commitments and contingencies

Stockholders' equity:
 Common stock, $.0001 par value; 200,000,000 shares authorized;
   45,666,824 shares issued and outstanding                               4,567
 Additional paid-in capital                                           9,920,635
 Accumulated deficit                                                 (9,311,640)
 Accumulated other comprehensive loss                                  (278,750)
                                                                    ------------
   Total stockholders' equity                                           334,812
                                                                    ------------
     Total liabilities and stockholders' equity                     $ 5,238,977
                                                                    ============

See accompanying notes to condensed consolidated financial statements.


SGD HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2005 AND 2004
(UNAUDITED)

                                                               2005              2004
                                                               ----              ----
Sales and revenues                                         $ 2,552,622       $ 2,576,881
Cost of sales                                                1,922,548         1,905,723
                                                           ------------      ------------
  Gross profit                                                 630,074           671,158
Selling, general and administrative expense                    930,657           815,507
                                                           ------------      ------------
  Loss from operations                                        (300,583)         (144,349)

Other income (expense):
  Unrealized gain on marketable securities                          --            45,857
  Loss on sale of marketable securities                             --           (47,750)
  Goodwill impairment                                       (1,796,768)               --
  Interest expense                                             (17,558)          (14,055)
  Interest expense - related parties                           (26,507)          (27,257)
  Gold consignment fee                                         (65,046)          (31,629)
  Interest and other income                                     67,398              (558)
                                                           ------------      ------------
    Total other expense                                     (1,838,481)          (75,392)
                                                           ------------      ------------
Net loss before income taxes and reorganization items       (2,139,064)         (219,741)
  Reorganization items                                         149,353                --
  Income tax expense (benefit)                                   8,100           (71,100)
                                                           ------------      ------------
Net loss before minority interest                           (2,296,517)         (148,641)
  Minority interest                                                 --               200
                                                           ------------      ------------
     Net loss                                              $(2,296,517)      $  (148,441)
                                                           ============      ============

Basic and diluted net loss per share                       $     (0.05)      $     (0.00)
                                                           ============      ============

Weighted average shares outstanding (thousands)               45,666.8          43,337.9
                                                           ============      ============

See accompanying notes to condensed consolidated financial statements.


SGD HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED APRIL 30, 2005 AND 2004
(UNAUDITED)

                                                                2005               2004
                                                                ----               ----
Sales and revenues                                         $ 11,027,657       $ 10,331,588
Cost of sales                                                 8,170,868          7,741,380
                                                           -------------      -------------
  Gross profit                                                2,856,789          2,590,208
Selling, general and administrative expense                   2,753,707          2,468,888
                                                           -------------      -------------
  Earnings from operations                                      103,082            121,320

Other income (expense):
  Unrealized gain on marketable securities                           --             85,067
  Loss on sale of marketable securities                              --            (69,783)
  Goodwill impairment                                        (1,796,768)                --
  Interest expense                                              (44,595)           (39,536)
  Interest expense - related parties                            (79,522)          (119,457)
  Gold consignment fee                                         (154,567)          (102,431)
  Interest and other income                                      68,622              5,373
                                                           -------------      -------------
    Total other expense                                      (2,006,830)          (240,767)
                                                           -------------      -------------
Net loss before income taxes and reorganization items        (1,903,748)          (119,447)
  Reorganization items                                          149,353                 --
  Income tax expense (benefit)                                   88,100            (34,400)
                                                           -------------      -------------
Net loss before minority interest                            (2,141,201)           (85,047)
  Minority interest                                                  --                200
                                                           -------------      -------------
     Net loss                                              $ (2,141,201)      $    (84,847)
                                                           =============      =============

Basic and diluted net loss per share                       $      (0.05)      $      (0.00)
                                                           =============      =============

Weighted average shares outstanding (thousands)                45,666.8           38,663.0
                                                           =============      =============

See accompanying notes to condensed consolidated financial statements.


SGD HOLDINGS, LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED APRIL 30, 2005 AND 2004
(UNAUDITED)

                                                                    2005              2004
                                                                    ----              ----
Cash flows provided (used) by operating activities:
Net loss before reorganization items                            $(1,991,848)      $   (84,847)

Adjustments to reconcile net earnings to net cash provided
  (used) by operating activities:
  Depreciation and amortization                                      55,741            57,520
  Deferred income taxes                                              88,100           (34,400)
  Unrealized gain on marketable securities                               --           (85,067)
  Proceeds from sale of marketable securities                            --            23,797
  Loss on sale of marketable securities                                  --            69,783
  Minority interest                                                      --              (200)
  Goodwill impairment                                             1,796,768                --
  Changes in assets and liabilities:
    Accounts receivable                                               4,326           (77,139)
    Inventory                                                      (487,609)          114,964
    Other assets                                                    (46,043)          178,815
    Accounts payable and accrued expenses                           504,609           340,200
  Cash flows used by reorganization items                          (149,353)               --
                                                                ------------      ------------
Net cash provided (used) by operating activities                   (225,309)          503,426

Cash flows used by investing activities:
  Capital expenditures                                              (32,045)          (82,014)
  Cash received in excess of cash paid for Gem Pak                       --             6,214
                                                                ------------      ------------
Net cash used by investing activities                               (32,045)          (75,800)

Cash flows used by financing activities:
  Amounts due related parties                                        11,812           100,736
  Proceeds from sale of common stock                                     --            36,000
  Loans made to Gem Pak before acquisition                               --          (148,477)
  Repayment of long-term debt and notes payable                     (30,765)           (8,049)
                                                                ------------      ------------
Net cash used by financing activities                               (18,953)          (19,790)

Net increase (decrease) in cash and cash equivalents               (276,307)          407,836
Cash and cash equivalents, beginning of period                      695,144           898,828
                                                                ------------      ------------
Cash and cash equivalents, end of period                        $   418,837       $ 1,306,664
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended July 31, 2004, which is included in the Company's Form 10-KSB dated July 31, 2004 and filed November 19, 2004. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.


BANKRUPTCY
On January 20, 2005, SGD ("Debtor") filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court")(Case No. 05-10182). The Debtor continued to manage its properties as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, until June 2, 2005, when a Chapter 11 Trustee ("Trustee") was appointed.

In February 2005, a motion was filed to transfer venue of the case from the District of Delaware to the Northern District of Texas, Fort Worth Division. The motion to transfer venue was granted on March 4, 2005, and a new case number was assigned (Case No. 05-42392-rfn11).

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

SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. No awards were granted during the three and nine months ended April 30, 2005 or 2004. Accordingly, since there is no difference, no disclosure is required of the fair value method as compared to the intrinsic value method.

Options and warrants issued to non-employees are accounted for under SFAS 123, "Accounting for Stock Based Compensation." For the options and warrants issued to non-employees, the fair value of each award is calculated using the Black-Scholes Model in accordance with SFAS 123.

2.       BANKRUPTCY

On January 20, 2005, SGD filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case No. 05-10182). The Debtor continued to manage its properties as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, until June 2, 2005, when a Chapter 11 Trustee was appointed.

In February 2005, a motion was filed to transfer venue of the case from the District of Delaware to the Northern District of Texas, Fort Worth Division. The motion to transfer venue was granted on March 4, 2005, and a new case number was assigned (Case No. 05-42392-rfn11).

Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the April 30, 2005, balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured by liens on the Debtor's investment in HMS.

Liabilities subject to compromise consist of:

         Secured notes payable                                $        2,185,488
         Accounts payable                                                137,743
         Accrual for Landmark settlement                               1,000,000
         Accrued interest                                                 84,752
         Due to related parties                                          192,439
                                                              ------------------
              Total                                           $        3,600,422
                                                              ==================

Components of reorganization items on the statements of operations include professional fees of $148,915 and other items of $438 in both the three and nine month periods ended April 30, 2005.

Secured notes payable at April 30, 2005, consist of:

         Note payable to a company; due July 31, 2004; interest payable
         monthly at 5.8% (a)                                                              $        835,000

         Note payable to the president of HMS, due on July 31, 2004; interest payable monthly at 8%; collateralized by the common stock of HMS;
         guaranteed by G. David Gordon; convertible into common stock of the
         Company at $.01 per share, limited to 9.9% of the total outstanding
         shares of the Company at the time; with anti-dilution rights                            1,250,000

         Note payable to G. David Gordon, a shareholder and the brother of a
         Director of the Company; due on July 31, 2005 with interest payable monthly at 6%; collateralized by the common stock of HMS in third position behind the other notes above; all principal and accrued interest convertible into common stock of the Company at $.01 per share at any time after July 31, 2005; and all shares have
         anti-dilution rights                                                                      100,488
                                                                                          ----------------
              Total                                                                       $      2,185,488
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

3.       INVENTORIES


Inventories at April 30, 2005, consist of:

Inventory, principally gold jewelry                           $       6,649,753
Less consigned gold                                                  (3,709,681)
                                                              ------------------
  Net inventories                                             $       2,940,072
                                                              ==================

At April 30, 2005, inventories excluded 8,514.3 ounces of gold on consignment.


4.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following at April 30, 2005:

         Office and computer equipment                         $       234,599
         Furniture and fixtures                                        146,457
         Software                                                      131,663
         Leasehold improvements                                         34,822
                                                               ----------------
                                                                       547,541
         Less accumulated depreciation                                (277,681)
                                                               ----------------
                                                               $       269,860
                                                               ================
5.       GOODWILL

Goodwill, which represents the cost in excess of fair value of net assets acquired is subject to an impairment test on an annual basis, or when there is reason to believe that the value has been diminished or impaired. (See note 7). The fair value of the Company's identified reporting units was estimated using the expected present value of corresponding future cash flows from the sale of HMS and subsidiaries. The Company completed the valuation of HMS, its reporting unit that included goodwill, and concluded that an impairment charge of the remaining balance of $1,796,768 was warranted.

6.       LONG-TERM DEBT

Long-term debt at April 30, 2005, consists of the following:

         Note payable to a bank with monthly payments of $3,799, plus interest at prime, 5.75% at April 30, 2005; balance due June 30, 2010; collateralized by assets owned by an individual who is also a
         personal guarantor                                     $        232,433

         Current installments of long-term debt                           45,585
                                                                ----------------
              Long-term debt, less current installments         $        186,848
                                                                ================

7.       GOLD CONSIGNMENT AND LINE OF CREDIT AGREEMENT

HMS had a gold consignment agreement with a gold lender. Under the terms of the agreement, HMS was entitled to lease the lesser of an aggregate amount of 13,200 ounces, or an aggregate consigned gold value not to exceed $4,950,000, less any balance outstanding on its $1,500,000 line of credit. Title to such consigned gold remained with the gold lender until HMS purchased the gold. However, during the period of consignment, the entire risk of loss, damage or destruction of the gold was borne by HMS. The purchase price per ounce was based on the daily Second London Gold Fix. HMS paid the gold consignor a consignment fee based upon the dollar value of gold ounces outstanding, as defined in the agreement. At April 30, 2005, HMS had 8,514.3 ounces of gold on consignment with a market value of $3,709,681, which was valued at the daily Second London Gold Fix, $435.70 per ounce at April 30, 2005, and charged 8.25%.

Consigned gold is not included in inventory, and there is no related liability recorded. As a result of these consignment arrangements, HMS was able to shift a substantial portion of the risk of market fluctuations in the price of gold to the gold lender, since HMS did not purchase gold from the gold lender until receipt of a purchase order from, or shipment of jewelry to, its customers.

The gold lender also provided a line of credit to HMS in the amount of $1,500,000 that was due on demand, including interest at the lender's prime rate plus 3/4%. The balance on the line of credit reached a high of $800,000 at December 31, 2004, which was repaid in full by February 28, 2005. On March 11, 2005, the gold lender notified HMS that no additional advances would be made under this line of credit until further notice.

The consignment agreement contained restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and the agreement required HMS to own a specific amount of gold at all times. HMS was in violation of certain financial covenants and SGD's bankruptcy filing caused another violation. Accordingly, on March 11, 2005, HMS received notice from its gold lender that in addition to not making any further advances on its line of credit, the gold lender may make immediate demand for either return of the consigned gold or repayment of the obligation and may cease making discretional consignments at any time the gold lender deems appropriate. The gold lender has elected to impose the default rate of interest (the existing rate plus 4%) effective March 1, 2005.

Payment for the consigned gold and the line of credit is secured by substantially all property of HMS including its cash, accounts receivable, inventory and equipment, the personal guarantee of G. David Gordon and the corporate guarantee of SGD.

On April 21, 2005, the Company was notified by its gold lender to either return the consigned gold or purchase the gold by paying the balance of the consignment obligation by May 11, 2005. HMS and the Company, through the Bankruptcy Court, delayed the payoff until July 8, 2005, when the purchaser of HMS paid the gold lender. See note 12.


8.       RELATED PARTY TRANSACTIONS


HMS leases its facility from HMS Leasing Company, LLC, at the rate of $8,075 per month pursuant to a lease agreement that expires on October 31, 2010. This amounted to $24,225 in rent expense during each of the three month periods ended April 30, 2005 and 2004 and amounted to $72,675 during each of the nine month periods ended April 30, 2005 and 2004. HMS Leasing Company, LLC is owned by the president of HMS. HMS is a guarantor of the loan obligation of HMS Leasing Company, LLC on the facility, which has a balance of $474,371 at April 30, 2005.

At April 30, 2005, amounts due from related parties, which is included in prepaid expenses and other assets on the condensed consolidated balance sheet, include the following:

         USN Corporation ("USN")                            $           7,267
         President of HMS                                               7,587
                                                            -----------------
         Total                                              $          14,854
                                                            =================

At April 30, 2005, the Company had made net advances of $7,587 to the president of HMS, including companies owned by him.

The Company has net receivables from USN at April 30, 2005, of $7,267. The Chief Executive Officer of USN is a Director and acting CEO of the Company. On October 10, 2003, USN filed a Voluntary Petition for Reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division; Case No. LA 03-36445 BR. USN's Bankruptcy Plan was approved as filed on December 13, 2004, and the Company's ownership in USN is now less than 1%.

At April 30, 2005, amounts due to related parties include the following:

                                                             Liabilities Subject
                                            Total               to Compromise

         G. David Gordon           $          138,285        $          100,369
         Terry Washburn                        27,132                    27,132
         BJB Services, Inc.                    67,938                    64,938
         President of Gem Pak                     426                        -
                                   ------------------        ------------------
              Total                $          233,781        $          192,439
                                   ==================        ==================

The remaining $41,342 of liabilities not subject to compromise is included in accrued expenses and other liabilities on the condensed consolidated balance sheet.

At April 30, 2005, the Company owed G. David Gordon, the former CEO of HMS, a shareholder and the brother of a Director, $138,285 in addition to a $100,488 note obligation. The $138,285 includes accrued compensation in the amount of $75,000 which is payable in SGD common stock.

Terry Washburn, President of SGD and a stockholder, was owed $27,132 at April 30, 2005, which is primarily for accrued compensation. Mr. Washburn was issued 1,500,000 shares of SGD common stock during fiscal 2004, in exchange for $15,000 which was due him at that time.

BJB Services, Inc., a shareholder, and another company controlled by the principal of BJB were owed $67,938 at April 30, 2005, for financial services rendered. BJB was issued 3,500,000 shares of SGD common stock during fiscal 2004, in exchange for $35,000 which SGD owed BJB at that time.

The President and 20% owner of Gem Pak was owed $426 at April 30, 2005.

9.       COMMITMENTS AND CONTINGENCIES

Rent expense amounted to $43,771 and $47,084 during the three months ended April 30, 2005 and 2004, respectively; and amounted to $150,255 and $107,770 during the nine months ended April 30, 2005, respectively. Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year are payable as follows: three month balance of 2005 - $45,248; 2006 - $184,505; 2007
- $153,761; 2008 - $100,357; 2009 - $96,900 and thereafter - $121,125.

HMS is a guarantor of the loan obligation of HMS Leasing Company, LLC on the facility, which has a balance of $474,371 at April 30, 2005.

>From time to time during their normal course of operations, the Company maintained cash balances in a financial institution which exceeded the insurance limits of the Federal Deposit Insurance Corporation.

10.      LEGAL MATTERS - STAYED AS TO THE COMPANY AS A RESULT OF THE BANKRUPTCY
         FILING

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

On January 3, 2003, James G. Gordon and Lisa K. Gordon ("Plaintiffs") filed a petition in the District Court of Montgomery County, Texas, Cause No. 03-01-00006-CV against SGD Holdings, Ltd., G. David Gordon and David Covey. G. David Gordon is the brother of James G. Gordon and David Covey was president of Tandori, a wholly owned and currently inactive subsidiary of SGD. Plaintiffs, in their claim asserted against SGD, are seeking to declare the one for six stock split, which occurred in September 1999, void. If declared void, they claim they would presently own 75,000,000 shares of SGD common stock instead of 11,250,000 shares of SGD common stock as currently reported by the Company. In October 2004, James Gordon was able to obtain a temporary restraining order in this action which prevented SGD from raising any additional equity capital until the trial was completed. Trial in the matter has been completed and briefs were filed March 7, 2005. David Covey was released from the case and the judge ruled that G. David Gordon had no liability to the Plaintiffs.

On May 2, 2003, Lakewood Development Corporation ("Lakewood") filed a petition in the District Court of Tarrant County, Texas, Cause No. 96 198685 03 against SGD Holdings, Ltd. and James G. Gordon, former President of SGD. Lakewood, in its claim asserted against SGD and Gordon, alleged fraud in stock transactions under Section 27.01 of the Texas Business and Commerce Code, violations of the anti-fraud provisions of the Texas Securities Act and common law fraud. In addition, Lakewood is alleging breach of fiduciary duty against Gordon. Lakewood is seeking restitution of the $7,817,500 which it invested in common stock based upon representations made by Gordon, together with damages, expenses and interest. The Company accrued $1,000,000 as an estimate of the cost of the settlement at July 31, 2004, which amount is include in liabilities subject to compromise in the condensed consolidated balance sheet.

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

11.      GOING CONCERN

At April 30, 2005, the Company's working capital was $40,815 as compared to $184,360 at July 31, 2004, and $2,198,989 at July 31, 2003. The Company realized a net loss of $2,141,201 for the nine month period ended April 30, 2005, which included a charge for goodwill impairment of $1,796,768. The Company also had a net loss of $3,572,310 for fiscal 2004 which included a charge for goodwill impairment of $1,988,426 and a charge of $1,000,000 for an estimate of the Lakewood litigation settlement (see note 10). Accordingly, the Company still incurred a loss of $583,884 in addition to the charges above. The Company is in violation of restrictive covenants related to its gold consignment agreement, and HMS has received notice from its gold lender that in addition to not making any further advances on its line of credit, the gold lender has made demand for either return of the consigned gold or repayment of the obligation. The gold lender was paid by the purchaser of HMS on July 8, 2005, see note 12. The Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on January 20, 2005 (see note 2). The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months and the Company has sold its only operating subsidiary. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

After the sale of HMS, as discussed in note 12, SGD will revert to a shell company with no operations. If SGD is unable to reorganize and formulate a plan to exit bankruptcy after the sale of its operating subsidiary, then the Company may be unable to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

12.  SUBSEQUENT EVENT

On June 17, 2005, the Trustee filed a Motion for Authority to sell stock under
Section 363(b), which provides in part, that a trustee may sell property of the estate outside of the ordinary course of business at the discretion of the bankruptcy court. The decision to sell SGD's stock ownership of HMS and its subsidiaries was due to the demand made by the gold lender of HMS to either pay off the gold consignment or transfer sufficient gold to repay the obligation. The Trustee determined that in the event the gold lender was successful in obtaining the gold from HMS, the business operation of HMS would be crippled and the value of the HMS stock would decline precipitously.

The terms of the sale include the purchaser paying up to $300,000 for administrative claims; paying a $50,000 fee to the Trustee; assumption of all obligations for and satisfaction of any and all claims against the Debtor asserted under 11 U.S.C. Section 507(a)(4)(8) and (9); and paying the Trustee $100,000 to be used to help satisfy any unsecured claims against the Debtors estate. Based on the forgoing, the Company expects to record a loss of approximately $1,500,000 in July 2005. The sale has not been formally approved by the Bankruptcy Court.

The purchaser of HMS acquired the consigned gold on July 8, 2005 and paid the balance due the gold lender.

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

     BANKRUPTCY
     On January 20, 2005, SGD filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case No. 05-10182). The Debtor continued to manage its properties as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, until June 2, 2005, when a Trustee was appointed.

     In February 2005, a motion was filed to transfer venue of the case from the District of Delaware to the Northern District of Texas, Fort Worth Division. The motion to transfer venue was granted on March 4, 2005, and a new case number was assigned (Case No. 05-42392-rfn11).

     On June 17, 2005, the Trustee filed a Motion for Authority to sell stock under Section 363(b), which provides in part, that a trustee may sell property of the estate outside of the ordinary course of business at the discretion of the bankruptcy court. The decision to sell SGD's stock ownership of HMS and its subsidiaries was due to the demand made by the gold lender of HMS to either pay off the gold consignment or transfer sufficient gold to repay the obligation. The Trustee determined that in the event the gold lender was successful in obtaining the gold from HMS, the business operation of HMS would be crippled and the value of the HMS stock would decline precipitously.

     The terms of the sale include the purchaser paying up to $300,000 for administrative claims; paying a $50,000 fee to the Trustee; assumption of all obligations for and satisfaction of any and all claims against the Debtor asserted under 11 U.S.C. Section 507(a)(4)(8) and (9); and paying the Trustee $100,000 to be used to help satisfy any unsecured claims against the Debtors estate. Based on the forgoing, the Company expects to record a loss of approximately $1,500,000 in July 2005. The sale has not been formally approved by the Bankruptcy Court.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 2005, the Company's working capital was $40,815 as compared to $184,360 at July 31, 2004, and $2,198,989 at July 31, 2003. The Company
     realized a net loss of $2,141,201 for the nine month period ended April 30, 2005, which included a charge for goodwill impairment of $1,796,768. The Company also had a net loss of $3,572,310 for fiscal 2004 which included a charge for goodwill impairment of $1,988,426 and a charge of $1,000,000 for an estimate of the Lakewood litigation settlement (see note 10). Accordingly, the Company still incurred a loss of $583,884 in addition to the charges above. The Company is in violation of restrictive covenants related to its gold consignment agreement, and HMS has received notice from its gold lender that in addition to not making any further advances on its line of credit, the gold lender has made demand for either return of the consigned gold or repayment of the obligation. The gold lender was paid by the purchaser of HMS on July 8, 2005, see note 12. The Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on January 20, 2005 (see note 2). The Company does not have sufficient cash flows to meet its obligations currently due within the next 12 months and the Company has sold its only operating subsidiary. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     After the sale of HMS, as discussed in note 12, SGD will revert to a shell company with no operations. If SGD is unable to reorganize and formulate a plan to exit bankruptcy after the sale of its operating subsidiary, then the Company may be unable to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

     The Company refinanced an obligation of Gem Pak with a balance of $232,433 at April 30, 2005, which had been due on December 10, 2004. The new agreement requires monthly principal payments of $3,799 plus interest at prime (5.75% at April 30, 2005) with the balance due June 30, 2010.

     The Company has a number of unresolved legal issues with one of its Directors, James G. Gordon and will continue to have high legal costs, which amounted to approximately $27,000 during the nine months ended April 30, 2005, until these issues can be resolved. These matters have been stayed as a result of the Company's bankruptcy filing.

     HMS had a gold consignment agreement with a gold lender. Under the terms of the agreement, HMS was entitled to lease the lesser of an aggregate amount of 13,200 ounces, or an aggregate consigned gold value not to exceed $4,950,000, less any balance outstanding on its $1,500,000 line of credit. Title to such consigned gold remained with the gold lender until HMS purchased the gold. However, during the period of consignment, the entire risk of loss, damage or destruction of the gold was borne by HMS. The purchase price per ounce was based on the daily Second London Gold Fix. HMS paid the gold consignor a consignment fee based upon the dollar value of gold ounces outstanding, as defined in the agreement. At April 30, 2005, HMS had 8,514.3 ounces of gold on consignment with a market value of $3,709,681, which was valued at the daily Second London Gold Fix, $435.70 per ounce at April 30, 2005, and charged 8.25%.

     Consigned gold is not included in inventory, and there is no related liability recorded. As a result of these consignment arrangements, HMS was able to shift a substantial portion of the risk of market fluctuations in the price of gold to the gold lender, since HMS did not purchase gold from the gold lender until receipt of a purchase order from, or shipment of jewelry to, its customers.

     The gold lender also provided a line of credit to HMS in the amount of $1,500,000 that was due on demand, including interest at the lender's prime rate plus 3/4%. The balance on the line of credit reached a high of $800,000 at December 31, 2004, which was repaid in full by February 28, 2005. On March 11, 2005, the gold lender notified HMS that no additional advances would be made under this line of credit until further notice.

     The consignment agreement contained restrictive covenants relating to maximum usage, net worth, working capital and other financial ratios and the agreement required HMS to own a specific amount of gold at all times. HMS was in violation of certain financial covenants and SGD's bankruptcy filing caused another violation. Accordingly, on March 11, 2005, HMS received notice from its gold lender that in addition to not making any further advances on its line of credit, the gold lender may make immediate demand for either return of the consigned gold or repayment of the obligation and may cease making discretional consignments at any time the gold lender deems appropriate. The gold lender has elected to impose the default rate of interest (the existing rate plus 4%) effective March 1, 2005.

     Payment for the consigned gold and the line of credit is secured by substantially all property of HMS including its cash, accounts receivable, inventory and equipment, the personal guarantee of G. David Gordon and the corporate guarantee of SGD.

     On April 21, 2005, the Company was notified by its gold lender to either return the consigned gold or purchase the gold by paying the balance of the consignment obligation by May 11, 2005. HMS and the Company, through the Bankruptcy Court, delayed the payoff until July 8, 2005, when the purchaser of HMS paid the gold lender.

RESULTS OF OPERATIONS

                   THREE MONTHS ENDED APRIL 30, 2005 AND 2004

     SALES AND COST OF SALES - The Company's sales and cost of sales may be summarized as follows for the three-month periods ended April 30, 2005 and 2004:



                                                2005               2004
                                                ----               ----

     Sales and revenues                  $     2,552,622  $      2,576,881
     Cost of sales                             1,922,548         1,905,723
                                         ---------------  ----------------
     Gross profit                        $       630,074  $        671,158
                                         ===============  ================


     Total sales decreased $24,259 (0.9%) during the three-month period ended April 30, 2005, as compared to the same prior year period. The decrease consists of a decrease of $25,832 in retail sales by the jewelry stores, an increase of $122,437 in Gem Pak sales and a decrease of $120,864 in wholesale gold sales. Gem Pak distributed its new catalog during April 2004 and HMS distributed its catalog during May and June 2004. Jewelry store sales consisted of two stores for three months in fiscal 2005; and three stores for three months in fiscal 2004.

     The Second London Gold Fix was $435.70 per ounce on April 30, 2005 and $422.15 per ounce on January 31, 2005, the beginning of the current year quarter. The Second London Gold Fix was $388.50 per ounce on April 30, 2004 and $399.75 per ounce on January 31, 2004. Sales volumes were down during the current quarter, countering the approximate 3% average increase in gold price. The decline in volume sold is attributed to lower consumer spending for higher cost items and customers going out of business.

     Gross profit has decreased to 24.7% during the current year period from 26.1% during the same prior year period. The 1.4% decrease is primarily from the lower gross profit realized from the wholesale gold operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The following summarizes the Company's selling, general and administrative expenses ("SGA") for the three-month periods ended April, 30, 2005 and 2004:

                                                  2005             2004
                                                  ----             ----

     HMS                                     $     659,228    $      617,835
     Jewelry and Rings                              72,976           122,745
     Gem Pak                                       175,876            33,615
     Corporate and other                           171,930            41,312
                                             --------------   ---------------
       Total                                     1,080,010           815,507
     Reorganization items included                (149,353)               -
                                             --------------   ---------------
       Net SGA                               $     930,657    $      815,507
                                             ==============   ===============

     HMS's SGA for the quarter ended April 30, 2005 increased 6.7% from the year earlier period. Jewelry and Rings commenced operations during the middle of the prior year quarter and the SGA associated with their retail operations covers the full quarter in the current year period for two stores as compared to three stores in the prior year period. Gem Pak was acquired effective April 1, 2004. Accordingly, it has SGA for three months in fiscal 2005 and only one month in fiscal 2004. Corporate SGA increased $130,618 during the quarter ended April 30, 2005 as compared to the year earlier period. The current year corporate SGA includes higher legal costs as a result of the bankruptcy filing and costs associated with the agreement with the gold lender.

     GOODWILL IMPAIRMENT - As a result of demands made by the HMS gold lender and the subsequent sale of HMS and its subsidiaries, the Company considered the goodwill assigned to HMS and its subsidiaries fully impaired on April 30, 2005.

     INTEREST EXPENSE - Related party interest expense decreased from $27,257 to $26,507 during the quarter ended April 30, 2005, as compared to the year earlier period. Interest expense increased $3,503 during the quarter ended April 30, 2005, as compared to the year earlier period.

     GOLD CONSIGNMENT FEE - The gold consignment fee increased $33,417 during the three month period ended April 30, 2005, as compared to the prior year period. The increase is due to the increase in the rate by the gold lender effective March 1, 2005. At April 30, 2005, HMS had 8,514.3 ounces of gold on consignment with a related consignment obligation of $3,709,681 ($435.70 per ounce) as compared to 7,873.1 ounces of gold on consignment with a related consignment obligation of $3,058,699 ($388.50 per ounce) at April 30, 2004.

     UNREALIZED GAIN ON MARKETABLE SECURITIES - The Company recognized an unrealized gain in the amount of $45,857 during the three month period ended April 30, 2004, from its investment in marketable equity securities that had been classified as trading securities. The Company sold these securities prior to the beginning of the current fiscal year.

     INCOME TAXES - The Company recorded an income tax provision of $8,100 during the three month period ended April 30, 2005, and a credit for income taxes in the amount of $71,100 during the three month period ended April 30, 2004. The provision in the current period arose when the Company elected to reserve the majority of its deferred tax assets which were associated with the future benefit of net operating losses.

                    NINE MONTHS ENDED APRIL 30, 2005 AND 2004

     SALES AND COST OF SALES - The Company's sales and cost of sales may be summarized as follows for the nine-month periods ended April 30, 2005 and 2004:



                                                   2005               2004
                                                   ----               ----

     Sales and revenues                $       11,027,657  $       10,331,588
     Cost of sales                              8,170,868           7,741,380
                                       ------------------  ------------------
     Gross profit                      $        2,856,789  $        2,590,208
                                       ==================  ==================


     Total sales increased $696,069 (6.7%) during the nine-month period ended April 30, 2005, as compared to the same prior year period. The increase consists of $71,616 in retail sales by the jewelry stores, $652,635 in Gem Pak sales and a decrease of $172,414 in wholesale gold sales. Gem Pak distributed its new catalog during April 2004 and HMS distributed its catalog during May and June 2004. Jewelry store sales consisted of two stores for nine months during fiscal 2005 and two stores for five months, one store for three months and one store for eight months in fiscal 2004.

     The Second London Gold Fix was $435.70 per ounce on April 30, 2005 and $391.40 per ounce on July 31, 2004, the beginning of the current year period. The Second London Gold Fix was $388.50 per ounce on April 30, 2004 and $354.75 per ounce on July 31, 2003. Sales volumes were down during the current period, countering the approximate 11% average increase in gold price. The decline in volume sold is attributed to lower consumer spending for higher cost items and customers going out of business.

     Gross profit has increased to 25.9% during the current year period from 25.1% during the same prior year period. The 0.8% improvement is primarily from the higher gross profit realized from Gem Pak's operations, which are included for nine months in fiscal 2005 and only one month in fiscal 2004.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The following summarizes the Company's SGA for the nine-month periods ended April 30, 2005 and 2004:

                                                   2005             2004
                                                   ----             ----

     HMS                                      $   1,884,281    $    1,912,299
     Jewelry and Rings                              238,717           286,154
     Gem Pak                                        468,984            33,615
     Corporate and other                            311,078           236,820
                                              --------------   ---------------
       Total                                      2,903,060         2,468,888
     Reorganization items included                 (149,353)               -
                                              --------------   ---------------
       Net SGA                                $   2,753,707    $    2,468,888
                                              ==============   ===============

     HMS's SGA for the period ended April 30, 2005 decreased 1.5% from the year earlier period. Jewelry and Rings commenced operations during the middle of the prior year period and the SGA associated with their retail operations covers the full period in the current year for two stores as compared to two stores for five months, one store for three months and one store for eight months in the prior year period. Gem Pak was acquired effective April 1, 2004. Accordingly, it has SGA for nine months during the current fiscal year and only one month in fiscal 2004. Corporate SGA increased $74,258 during the period ended April 30, 2005 as compared to the year earlier period. The current year corporate SGA includes higher legal costs of $98,000 and lower officer compensation costs of $24,000. The higher legal and professional costs are primarily due to the bankruptcy filing and the gold lender dispute.

     GOODWILL IMPAIRMENT - As a result of demands made by the HMS gold lender and the subsequent sale of HMS and its subsidiaries, the Company considered the goodwill assigned to HMS and its subsidiaries fully impaired on April 30, 2005.

     INTEREST EXPENSE - Related party interest expense decreased from $119,457 to $79,522 during the period ended April 30, 2005, as compared to the year earlier period. Interest expense increased $5,059 during the period ended April 30, 2005, as compared to the year earlier period. The decrease in related party interest expense is primarily due to the prior year amount including amortization of loan and guaranty fees in the amount of $39,000.

     GOLD CONSIGNMENT FEE - The gold consignment fee increased $52,136 during the nine month period ended April 30, 2005, as compared to the prior year period. The increase is due to the increase in the rate by the gold lender on March 1, 1005 and to having higher dollar balances on the gold consignment facility as a result of the increased gold prices. The gold consignment was $3,709,681 at April 30, 2005, as compared to $3,058,699 at April 30, 2004.

     UNREALIZED GAIN ON MARKETABLE SECURITIES - The Company recognized an unrealized gain in the amount of $85,067 during the nine month period ended April 30, 2004, from its investment in marketable equity securities that had been classified as trading securities. The Company sold these securities prior to the beginning of the current fiscal year.

     INCOME TAXES - The Company recorded an income tax provision of $88,100 during the nine month period ended April 30, 2005, and a credit for income taxes in the amount of $34,400 during the nine month period ended April 30, 2004. The provision in the current period arose when the Company elected to reserve the majority of its deferred tax assets which were associated with the future benefit of net operating losses.

     ITEM 3.      CONTROLS AND PROCEDURES


     (a) Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2005, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

     There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     BANKRUPTCY
     On January 20, 2005, SGD filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case No. 05-10182). The Debtor continued to manage its properties as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, until June 2, 2005, when a Trustee was appointed.

     In February 2005, a motion was filed to transfer venue of the case from the District of Delaware to the Northern District of Texas, Fort Worth Division. The motion to transfer venue was granted on March 4, 2005, and a new case number was assigned (Case No. 05-42392-rfn11).

     OTHER MATTERS - STAYED AS TO THE COMPANY AS A RESULT OF THE BANKRUPTCY
     FILING

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

     On January 3, 2003, James G. Gordon and Lisa K. Gordon ("Plaintiffs") filed a petition in the District Court of Montgomery County, Texas, Cause No. 03-01-00006-CV against SGD Holdings, Ltd., G. David Gordon and David Covey.
     G. David Gordon is the brother of James G. Gordon and David Covey was president of Tandori, a wholly owned and currently inactive subsidiary of SGD. Plaintiffs, in their claim asserted against SGD, are seeking to declare the one for six stock split, which occurred in September 1999, void. If declared void, they claim they would presently own 75,000,000 shares of SGD common stock instead of 11,250,000 shares of SGD common stock as currently reported by the Company. In October 2004, James Gordon was able to obtain a temporary restraining order in this action which prevented SGD from raising any additional equity capital until the trial was completed. Trial in the matter has been completed and briefs were filed March 7, 2005. David Covey was released from the case and the judge ruled that G. David Gordon had no liability to the Plaintiffs.

     On May 2, 2003, Lakewood Development Corporation ("Lakewood") filed a petition in the District Court of Tarrant County, Texas, Cause No. 96 198685 03 against SGD Holdings, Ltd. and James G. Gordon, former President of SGD. Lakewood, in its claim asserted against SGD and Gordon, alleged fraud in stock transactions under Section 27.01 of the Texas Business and Commerce Code, violations of the anti-fraud provisions of the Texas Securities Act and common law fraud. In addition, Lakewood is alleging breach of fiduciary duty against Gordon. Lakewood is seeking restitution of the $7,817,500 which it invested in common stock based upon representations made by Gordon, together with damages, expenses and interest. The Company accrued $1,000,000 as an estimate of the cost of the settlement at July 31, 2004, which amount is include in liabilities subject to compromise in the condensed consolidated balance sheet.

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



                                          SGD HOLDINGS, LTD.





Date:    July 12, 2005               By:  /s/ Terry Washburn
                                          ----------------------------
                                          Terry Washburn, President, Acting CEO
                                          and Principal Accounting Officer